Form 10-Q
period 2021-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2021-05-12
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39725
Maravai LifeSciences Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	8731	85-2786970
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of May 7, 2021, 114,351,371 shares of the registrant’s Class A common stock were outstanding and 143,308,170 shares of the registrant’s Class B common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENT
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our history of losses, the risk that we may continue to incur losses in the future and our ability to generate sufficient revenue to achieve or maintain profitability;
•the fluctuation of our operating results, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•our dependence on a limited number of customers for a high percentage of our revenue;
•the use of certain of our products in the production of vaccines and therapies that represent relatively new and still-developing modes of treatment, which may experience unforeseen adverse events, negative clinical outcomes or increased regulatory scrutiny;
•the impact of COVID-19 and any pandemic, epidemic or outbreak of infectious disease;
•changes in economic conditions;
•our dependence on customers’ spending on and demand for outsourced nucleic acid production, biologics safety testing and protein detection research products and services;
•competition with life science, pharmaceutical and biotechnology companies who are substantially larger than we are and potentially capable of developing new approaches that could make our products, services and technologies obsolete;
•the ability of our products and services to perform as expected and the reliability of the technology on which our products and services are based;
•the complexity of our products and the fact that they are subject to quality control requirements;
•our reliance on a limited number of suppliers or, in some cases, sole suppliers, for some of our raw materials and our inability to find replacements or immediately transition to alternative suppliers;
•our dependence on a stable and adequate supply of quality raw materials from our suppliers, and the risk of adverse impacts from price increases or interruptions of such supply;
•disruptions at our sites;
•our ability to manufacture in specific quantities;
•natural disasters, geopolitical unrest, war, terrorism, public health issues such as COVID-19 or other catastrophic events that could disrupt the supply, delivery or demand of products and services;
•our ability to secure additional financing for future strategic transactions;
•our reliance on third-party package delivery services and adverse impacts arising from significant disruptions of these services, damages or losses sustained during shipping or significant increases in prices;
•our ability to continue to hire and retain skilled personnel;
•our ability to successfully identify and implement distribution arrangements and marketing alliances;
•the market acceptance of our life science reagents;
•the market receptivity to our new products and services upon their introduction;
•our ability to implement our strategies for revenue growth;
•the accuracy of our estimates of market opportunity and forecasts of market growth;

•product liability lawsuits;
•the application of privacy laws, security laws, regulations, policies and contractual obligations related to data privacy and security;
•our ability to efficiently manage our growth;
•the success of any opportunistic acquisitions;
•the integrity of our internal computer systems;
•the impact of export and import control laws and regulations;
•risks related to Brexit;
•changes in political, economic or governmental regulations;
•financial, operating, legal and compliance risks associated with global operations;
•risks associated with our acquisitions;
•impacts from foreign currency exchange rates;
•the risk that our products could become subject to more onerous regulation in the future;
•our ability to use net operating loss and tax credit carryforwards;
•the fact that our activities are and will continue to be subject to extensive government regulation;
•the risk that we may be required to record a significant charge to earnings if our goodwill or other amortizable intangible assets become impaired;
•unfavorable accounting charges or effects driven by changes in accounting principles or guidance;
•impacts on our financial results from our revenue recognition and other factors;
•fluctuations in our effective tax rate;
•environmental risks;
•our ability to obtain, maintain and enforce intellectual property protection for our current and future products;
•our ability to protect the confidentiality of our proprietary information;
•risks associated with lawsuits to protect our patents or with respect to the infringement, misappropriations or other violations of intellectual property rights of third parties;
•risks associated with failures to comply with our obligations under license agreements;
•potential changes in patent law in the United States and other jurisdictions;
•our ability to obtain and maintain our patent protection;
•impact of claims by third parties that we or our employees, consultants or independent contractors have infringed, misappropriated or otherwise violated their intellectual property;
•our ability to protect our intellectual property and proprietary rights throughout the world;
•our reliance on confidentiality agreements;
•our ability to protect our trademarks and trade names;
•threats not related to intellectual property; and
•other risks addressed in our Annual Report on Form 10-K for the year ended December 31, 2020.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$247,675	$236,184
Accounts receivable, net	121,821	51,018
Inventory	47,129	33,301
Prepaid expenses and other current assets	8,918	11,095
Total current assets	425,543	331,598
Property and equipment, net	105,133	101,305
Goodwill	224,275	224,275
Intangible assets, net	172,616	177,656
Deferred tax assets	419,901	431,699
Other assets	4,300	4,158
Total assets	$1,351,768	$1,270,691
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,806	$8,171
Accrued expenses and other current liabilities	28,973	38,546
Deferred revenue	119,175	78,061
Current portion of payable to related parties pursuant to Tax Receivable Agreement	1,298	—
Current portion of long-term debt	6,000	6,000
Total current liabilities	165,252	130,778
Long-term debt, less current portion	527,593	528,614
Deferred tax liabilities	8,571	8,609
Lease facility financing obligation, less current portion	55,924	56,167
Payable to related parties pursuant to a Tax Receivable Agreement	382,362	389,546
Other long-term liabilities	2,310	2,231
Total liabilities	1,142,012	1,115,945
Lease commitments (Note 5)
Stockholders' equity
Class A common stock, $0.01 par value - 500,000,000 shares authorized; 96,646,515 shares issued and outstanding as of March 31, 2021 and December 31, 2020	966	966
Class B common stock, $0.01 par value - 300,000,000 shares authorized; 160,974,129 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,610	1,610
Additional paid-in capital	85,976	85,125
Accumulated other comprehensive loss	(42)	(44)
Retained earnings	24,101	854
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	112,611	88,511
Non-controlling interests	97,145	66,235
Total stockholders' equity	209,756	154,746
Total liabilities and stockholders' equity	$1,351,768	$1,270,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit amounts and per share and per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$148,211	$50,981
Operating expenses:
Cost of revenue	30,368	15,297
Research and development	2,164	3,744
Selling, general and administrative	23,237	16,126
Gain on sale and leaseback transaction	—	(19,002)
Total operating expenses	55,769	16,165
Income from operations	92,442	34,816
Other income (expense):
Interest expense	(8,770)	(7,382)
Change in payable to related parties pursuant to a Tax Receivable Agreement	5,886	—
Other income	3	80
Income before income taxes	89,561	27,514
Income tax expense	13,709	3,635
Net income	75,852	23,879
Net income attributable to non-controlling interests	52,605	490
Net income attributable to Maravai LifeSciences Holdings, Inc.	$23,247	$23,389

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.24	$0.09
Diluted	$0.24	$0.09

Weighted average number of Class A common shares/units outstanding:
Basic	96,646,515	253,916,941
Diluted	96,672,968	253,916,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	March 31, 2021	March 31, 2020
Net income	$75,852	$23,879
Other comprehensive income:
Foreign currency translation adjustments	8	(71)
Total other comprehensive income	75,860	23,808
Comprehensive income attributable to non-controlling interests	52,605	490
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$23,255	$23,318

The accompanying notes are an integral part of the condensed consolidated financial statements

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBER’S EQUITY
(in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders'/Member's Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Equity-based compensation	—	—	—	—	854	—	—	1,424	2,278
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	(3)	—	—	(23,125)	(23,128)
Net income	—	—	—	—	—	—	23,247	52,605	75,852
Foreign currency translation adjustment	—	—	—	—	—	2	—	6	8
March 31, 2021	96,647	$966	160,974	$1,610	$85,976	$(42)	$24,101	$97,145	$209,756

	Units	Amount	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Member's Equity
December 31, 2019	253,917	$0	$183,910	$(133)	$(42,381)	$3,231	$144,627
Unit-based compensation	—	—	420	—	—	88	508
Net income	—	—	—	—	23,389	490	23,879
Foreign currency translation adjustment	—	—	—	(71)	—	—	(71)
March 31, 2020	253,917	$—	$184,330	$(204)	$(18,992)	$3,809	$168,943
The accompanying notes are an integral part of the condensed consolidated financial statements

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$75,852	$23,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,854	1,691
Amortization of intangible assets	5,040	5,075
Amortization of deferred financing costs	654	431
Equity-based compensation expense	2,278	508
Deferred income taxes	11,760	(1,274)
Gain on sale and leaseback transaction	—	(19,002)
Acquired and in-process research and development costs	—	2,881
Non-cash interest expense recognized on lease facility financing obligation	162	215
Revaluation of liabilities under Tax Receivable Agreement	(5,886)	—
Other	(144)	38
Changes in operating assets and liabilities:
Accounts receivable	(70,812)	(10,086)
Inventory	(13,828)	(5,365)
Prepaid expenses and other assets	98	209
Accounts payable	1,897	3,402
Accrued expenses and other current liabilities	(11,044)	9,044
Other long-term liabilities	(280)	(1,925)
Deferred revenue	41,114	(8)
Net cash provided by operating activities	38,715	9,713
Investing activities
Cash paid for asset acquisition, net of cash acquired	—	(3,024)
Purchases of property and equipment	(3,580)	(3,409)
Proceeds from sale of building	548	34,500
Net cash (used in) provided by investing activities	(3,032)	28,067
Financing activities
Distributions for tax liabilities to non-controlling interests holders	(23,128)	—
Proceeds from borrowings of long-term debt, net of discount	—	15,000
Principal repayments of long-term debt	(1,500)	(625)
Payments made on facility financing lease obligation and capital lease	(141)	(36)
Proceeds from employee stock purchase plan	570	—
Net cash (used in) provided by financing activities	(24,199)	14,339
Effects of exchange rate changes on cash	7	(72)
Net increase in cash, and restricted cash	11,491	52,047
Cash, beginning of period	236,184	24,700
Cash, end of period	$247,675	$76,747
Supplemental cash flow information
Cash paid for interest	$7,947	$6,236
Cash paid for income taxes	$2,725	$—
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$1,415	$581
The accompanying notes are an integral part of the condensed consolidated financial statements

MARAVAI LIFESCIENCES HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company”, and together with its consolidated subsidiaries, “Maravai”, “we”, “us”, “our”) was formed as a Delaware corporation in August 2020 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, facilitating certain organizational transactions and to operate the business of Maravai Topco Holdings, LLC (“Topco LLC”) and its consolidated subsidiaries.
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
Organizational Transactions and Initial Public Offering
In November 2020, the Company completed its initial public offering (“IPO”) and sold 69,000,000 shares of Class A common stock at a public offering price of $27.00 per share and received proceeds of $1.8 billion, net of underwriting discounts and commissions, which the Company used to purchase previously-issued and newly-issued LLC units in Topco LLC, to pay Maravai Life Sciences Holdings 2, LLC (“MLSH 2”) as consideration for certain organizational transactions that occurred before the IPO, and to purchase outstanding shares of Class A common stock from MLSH 2.
Immediately prior to, and in connection with, the completion of our IPO, the Company completed a series of organizational transactions (“Organizational Transactions”), including:
•The amendment and restatement of Topco LLC’s operating agreement (the “New LLC Operating Agreement”) to, among other things, (i) modify Topco LLC’s capital structure by replacing the membership interests held by Topco LLC’s existing owners with a new class of Topco LLC units (the “LLC Units”) and (ii) appoint the Company as the sole managing member of Topco LLC;
•Amend and restate the Company’s certificate of incorporation to among other things, authorize the Company to issue two classes of common stock: Class A common stock and Class B common stock;
•The issuance of shares of the Company’s Class B common stock to Maravai Life Sciences Holdings, LLC (“MLSH 1”), which was Topco LLC’s pre-IPO owner on a one-to-one basis with the number of LLC Units owned; and
•The acquisition, by merger, of two members of Topco LLC (“the Blocker Entities”), for which we issued shares of Class A common stock and paid cash as consideration (“the Blocker Mergers”).
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
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2020, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2020 financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, revenue recognition, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, the payable to related parties pursuant to the Tax Receivable Agreement (“TRA”), amortization methods and periods, the fair value of leased buildings and other assumptions associated with lease financing transactions, the estimated fair value of our long-term debt, equity-based compensation, the valuation of incentive units, allowance for doubtful accounts, and accounting for income taxes and assessment of valuation allowances. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.
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
The Company has elected the practical exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less. The Company had no material unfulfilled performance obligations for contracts with an original length greater than one year for any period presented.
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
Sales taxes
Sales taxes collected by the Company are not included in the transaction price as revenue as they are ultimately remitted to a governmental authority.
Shipping and handling costs
Shipping and handling costs, which are charged to customers, are included in revenue and is recognized at the same time that the related product revenue is recognized.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. Contract assets balances, which are included in prepaid and other current assets, totaled $1.0 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $120.7 million and $79.2 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.
Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

For the three months ended March 31, 2021	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$68,132	$6,412	$3,752	$78,296
Europe, the Middle East and Africa	47,898	4,349	1,468	53,715
Asia Pacific	7,885	6,735	1,360	15,980
Latin and Central America	17	153	50	220
Total revenue	$123,932	$17,649	$6,630	$148,211

For the three months ended March 31, 2020	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$24,869	$5,125	$3,429	$33,423
Europe, the Middle East and Africa	2,049	3,541	1,622	7,212
Asia Pacific	3,558	5,562	1,107	10,227
Latin and Central America	13	66	40	119
Total revenue	$30,489	$14,294	$6,198	$50,981
The following table provides a disaggregation of revenue based on the pattern of revenue recognition (in thousands):

	For the three months ended March 31,
	2021	2020
Revenue recognized at a point in time	$136,231	$49,775
Revenue recognized over time	11,980	1,206
Total revenue	$148,211	$50,981
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Non-controlling interests consist of the following:
•Until November, 2020 Topco LLC held a 70% ownership interest in MLSC Holdings, LLC (“MLSC”) through its consolidated subsidiaries with the remaining 30% being recorded as non-controlling interests in our consolidated financial statements. MLSC net income or loss was attributed to the non-controlling interests using an attribution method, similar to the hypothetical liquidation at book value method, based on the distribution provisions of the MLSC Amended and Restated Limited Liability Company Agreement (“MLSC LLC Agreement”). In November 2020, and before the closing of the IPO, Topco LLC repurchased all of the outstanding non-controlling interests in MLSC for $166.4 million.
•In November 2020, based on the Organizational Transactions described above, we became the sole managing member of Topco LLC. As of March 31, 2021, we hold approximately 38% of the outstanding LLC Units of Topco LLC, and approximately 62% of the outstanding LLC Units of Topco LLC are held by MLSH 1. Therefore, we report non-controlling interests based on LLC Units of Topco LLC held by MLSH 1 on our condensed consolidated balance sheet as of March 31, 2021. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange LLC Units, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the three months ended March 31, 2021, MLSH 1 did not exchange any Paired Interests. In April 2021, MLSH 1 executed an exchange of Paired Interest immediately prior to the closing of the Company’s secondary offering (see Note 11)
A distribution of $23.1 million for tax liabilities was made to MLSH 1 during the three months ended March 31, 2021. No distributions were made during the three months ended March 31, 2020.
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
Net Income per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A Common share/unit attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A Common shares/units outstanding during the period. The non-controlling interest, for historical periods prior to the IPO, is calculated pursuant to the terms of the MLSC LLC Agreement on a fully-distributed basis, taking into account the various classes of equity of MLSC, including the cumulative yields on MLSC’s preferred units. Diluted net income per Class A Common share/unit is calculated by giving effect to all potential weighted average dilutive LLC incentive units for historical periods prior to the IPO and stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”) are convertible into shares of our Class A Common stock, for the periods after the IPO. For historical periods prior to the IPO, the weighted average number of common units outstanding during the period and the potential dilutive common unit equivalents is determined under the two-class method. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021 and December 31, 2020, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains the majority of its cash balances at multiple financial institutions that management believes are of high credit-quality and financially stable. Cash is deposited with major financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company provides credit, in the normal course of business, to international and domestic distributors and customers, which are geographically dispersed. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	For the three months ended March 31,		March 31, 2021	December 31, 2020
	2021	2020
BioNTech SE	22.2%	*	32.9%	*
Pfizer, Inc.	29.2%	*	34.3%	45.1%
Sanofi	*	26.0%	*	*
CureVac	*	*	*	12.8%
*Less than 10%
For the three months ended March 31, 2021, substantially all of the revenue recorded for BioNTech SE and Pfizer, Inc. was generated by our Nucleic Acid Production segment. The Company continues to experience strong revenue growth in the Nucleic Acid Production segment, driven by sales of CleanCap® related products which represent a significant portion of the Company’s total revenue in the first fiscal quarter of 2021. For the three months ended March 31, 2020, substantially all of the revenue recorded for Sanofi was generated by our Nucleic Acid Production segment.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company plans to adopt this standard using the modified retrospective approach with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by Topic 842. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and assuming the Company continues to be considered an Emerging Growth Company, Topic 842 will be effective for the Company on January 1, 2022. The Company is currently assessing its inventory of leases but has not yet determined the full effects of Topic 842 on its consolidated financial statements but does expect the adoption of Topic 842 will have a material impact on the Company’s consolidated financial statements and related notes to the recognition of right of use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets, but it will not have a material impact on the Company’s consolidated statement of income. The adoption of Topic 842 will also result in enhanced disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which has been subsequently amended (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, this standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and assuming the Company continues to be considered an Emerging Growth Company, ASU 2016-13, will be effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for years beginning after December 15, 2020, and interim period within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet determined the potential effects of this ASU on its consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“Update 2020-04”), for facilitation of the effects of reference rate reform on financial reporting. This update provides optional guidance for a limited period of time to help ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in the guidance provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate form if certain criteria are met. The amendments apply to contracts, hedging relationships, and other transactions that reference London inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. When elected, the optional expedients for contract modifications are applied consistently for all eligible contracts or eligible transactions within the relevant areas of GAAP. This guidance was effective upon issuance and may generally be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) to clarify that certain optional expedients and exceptions apply to modification of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. We are currently evaluating our contracts and we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and disclosures.
2.Goodwill and Intangible Assets
The Company’s goodwill of $224.3 million as of March 31, 2021 and December 31, 2020, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of March 31, 2021 and December 31, 2020, the Company had four reporting units, two of which are contained in the Nucleic Acid Production segment. The Company has not recognized any goodwill impairment in any of the periods presented.
The following is the Company’s goodwill by segment (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
March 31, 2021	$32,838	$119,928	$71,509	$224,275
December 31, 2020	$32,838	$119,928	$71,509	$224,275

Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 5 to 15 years.

The components of finite-lived intangible assets and accumulated amortization are as follows:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Min)	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$11,490	$5,700	$5,790	5 - 15	6.1
Patents and Developed Technology	169,404	55,952	113,452	5 - 14	9.2
Customer Relationships	83,323	29,949	53,374	10-14	8.6
Total	$264,217	$91,601	$172,616		8.9

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$11,490	$5,384	$6,106	5 - 15	6.3
Patents and Developed Technology	169,404	52,809	116,595	5 - 14	9.5
Customer Relationships	83,323	28,368	54,955	10 - 14	8.8
Total	$264,217	$86,561	$177,656		9.1
The Company recognized $3.1 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statement of income for the three months ended March 31, 2021 and 2020. Amortization expense for intangible assets that are not directly related to sales generating activities of $1.9 million was recorded as selling, general and administrative expenses for the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the estimated future amortization expense for finite-lived intangible assets is as follows (in thousands):

2021 (remaining nine months)	$15,039
2022	19,428
2023	19,230
2024	19,230
2025	19,230
Thereafter	80,459
Total estimated amortization expense	$172,616

3.Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$20,190	$11,112
Work in process	19,897	18,333
Finished goods	7,042	3,856
Total inventory	$47,129	$33,301
4.Lease Commitments
The Company leases four facilities, including office, laboratory and manufacturing space under long-term non-cancelable operating leases. The leased facilities have initial terms of two to twelve, and two leases have multiple five-year renewal terms and the other leases having three-year and five-year renewal terms.
Rent expense for the three months ended March 31, 2021 and 2020, was approximately $1.0 million and $0.8 million, respectively. For the three months ended March 31, 2021 and 2020, reported rent expense is net of approximately $0.3 million and $0.4 million, respectively, of deferred gain being recognized over the life of the lease associated with the Company’s sale leaseback arrangement for its Burlingame, California facility.
In January 2020, the Company completed the sale of land, building and related building improvements specific to its facility in Burlingame, California for approximately $34.5 million in cash. Simultaneously, with the close of the transaction, the Company leased the property for a two-and-a-half-year period, resulting in a total of $3.3 million in new lease obligations through December 31, 2021. The Company’s sale of the building and immediate leaseback of the facility qualified for sale-leaseback accounting. The lease was evaluated and classified as an operating lease. Given the Company was considered to retain more than a minor part but less than substantially all of the use of the property, the present value of the minimum lease payment over the lease term of $3.1 million was required to be deferred and recognized as a reduction of rent expense over the life of the lease. Net of the $3.1 million in deferred gain, the Company recognized a net gain on the sale of the asset of $19.0 million during the three months ended March 31, 2020. In August 2020, the Company executed a six-month extension for the leased property, including escalating rent payments, with total incremental lease payments associated with the extension of $1.8 million. The unamortized deferred gain at the time of the modification, approximating $2.0 million, is being amortized on a prospective basis over the extended lease term. Upon execution of the amendment inclusive of escalating rent payments, expense is being recognized on a straight-line basis and the difference between the recognized rent expense and the amounts paid under the lease are being recorded as deferred rent included in other short-term and long-term liabilities on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.
In July 2018, the Company entered into a lease for a new manufacturing facility (the “San Diego Facility Lease”). The lease included tenant improvement provisions for construction prior to occupancy. Construction on this new manufacturing facility began in 2018 and Company evaluated the extent of its financial and operational involvement in the tenant improvements to the San Diego Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period which began in 2018 and was completed in 2019. In 2019, upon completion of the construction, the Company evaluated the lease and concluded that the completed construction project failed to qualify for sale and leaseback accounting and has accounted for the lease as a financing lease transaction. The leased building and related improvements remain on the Company’s balance sheet as of March 31, 2021 and December 31, 2020 and rental payments associated with the San Diego Facility Lease have been allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease facility financing obligation. The Company recorded the fair value of the building asset and improvements, which was estimated to be $59.0 million and the related lease facility financing obligation of $51.2 million. The difference between the gross asset value and the lease facility financing obligation represents the approximate $8.0 million of building improvement costs reimbursed by the Company.
In September 2020, the Company amended its San Diego Facility lease agreement to provide for additional manufacturing and office space. The amended lease agreement provides for tenant improvements for construction prior to occupancy of $2.7 million, rent concessions, and escalating rent payments over the life of the lease which now expires in May 2030. The total future minimum lease payments under the amended lease agreement are $57.1 million, with an option to renew subject to certain conditions. As of December 31, 2020, the anticipated tenant improvement allowance was recorded as a component of the lease facility financing obligation, a $2.0 million receivable for lessor-funded financing within prepaid and other current assets, and $0.7 million in construction in progress for costs incurred to date as the Company has earned the right to this portion of the tenant allowance as of December 31, 2020. As of December 31, 2020, the Company had recognized $20.4 million and $1.7 million in construction in progress and accrued expenses. During the three months ended March 31, 2021, the Company earned the right to the remaining $2.0 million of the tenant allowance and recognized the amount as a component of the expanded space. Construction associated with the expansion was completed and placed into service during the three months ended March 31, 2021. As a result, approximately $21.0 million of cost was reclassified from construction in progress into building, leasehold improvements, and equipment.
The Company recognizes payments under the lease agreement as a reduction of the lease facility financing obligation using the effective interest method and the ground rent as operating lease expense as reflected in the schedule below. Payments on the San Diego Facility Lease obligation for the three months ended March 31, 2021 and 2020 were approximately $1.0 million and $0.6 million, respectively. For the three months ended March 31, 2021 and 2020 the Company recognized rent expense associated with the ground lease for the San Diego Facility Lease of approximately $0.2 million in the consolidated statements of income.
The Company is also considered to be the accounting owner of its Southport, North Carolina leased facility (the “Southport Facility”).
In 2017, the Company amended its initial lease with the former related party landlord to include the lease of additional space as well as an adjustment of the base rent for the existing space. The Company continues to recognize payments under the amended lease agreement as a reduction of the facility financing obligation using the effective interest method and the ground rent as operating lease expense as noted in the schedule below. As a result of the amendment, the Company anticipates the repayment of the financing obligation by September 2024. The fair value of the leased property established at acquisition continues to be depreciated over the building’s estimated useful life of thirty-five years. For the three months ended March 31, 2021 and 2020, payments on these lease obligations and the rent associated with the ground lease for the Southport Facility were not significant.
As of March 31, 2021, minimum annual payments under the Company’s non-cancelable lease agreements and lease financing obligations were follows (in thousands):

	Lease Facility Financing Obligations	Operating Leases
2021 (remaining nine months)	$3,223	$2,112
2022	4,648	3,062
2023	5,014	1,336
2024	5,109	1,371
2025	5,071	1,104
2026 and beyond	24,272	5,286
Total minimum payments	47,337	14,271
Less: amount representing interest	(26,970)
Present value of future minimum lease payments	20,367
Residual value of lease facility financing obligation	36,563
Less: short-term lease facility financing obligations	(1,006)
Long-term lease facility financing obligations	$55,924
Operating leases in the table above includes future minimum lease payments for the ground lease for the Southport and San Diego Facilities and Vector sale-leaseback. Future minimum lease payments for the Vector sale-leaseback for the remaining nine months of fiscal year 2021 and full fiscal year 2022 are $1.2 million and $1.8 million, respectively.
5.Long-Term Debt
2020 Credit Agreements
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries (the “New Borrowers”), entered into a credit agreement (the “New Credit Agreement”) to refinance existing $400.0 million long-term debt with a new $780.0 million facility. The New Credit Agreement provides for a First Lien Term Loan (the “New First Lien Term Loan”) of $600.0 million, maturing October 2027, and a Revolving Credit Facility (the New Revolving Credit Facility”) for up to $180.0 million in funding. The New Credit Agreement amended and restated the

Company’s prior credit agreement as of August 2018 (the “First and Second Lien Credit Agreements”). In November 2020, the Company repaid $50.0 million of principal balance of the New First Lien Term Loan using proceeds from the IPO. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 5.25% per annum as of March 31, 2021.
The New Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of March 31, 2021 and December 31, 2020.
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
The New Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the New Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of March 31, 2021.
Interest Rate Cap

In the first fiscal quarter of 2021, the Company entered into a new interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contracts notional amount of $415.0 million The floating rate of interest is reset at the end of each three month period. The contract expires on March 31, 2023. The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $0.3 million within non-current assets with changes in fair value recognized in the condensed consolidated statements of income.
The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
New First Lien Term Loan	$548,500	$550,000
Unamortized debt issuance costs	(14,907)	(15,386)
Total long-term debt	533,593	534,614
Less: current portion	(6,000)	(6,000)
Total long-term debt, less current portion	$527,593	$528,614
There were no balances outstanding on the Company’s New Revolving Credit Facility as of March 31, 2021 and December 31, 2020.
As of March 31, 2021, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2021 (remaining nine months)	$4,500
2022	6,000
2023	6,000
2024	6,000
2025	6,000
Thereafter	520,000
Total long-term debt	$548,500

6.Equity-Based Compensation
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
Prior to the IPO, the Company’s parent, MLSH 1, granted unit-based awards to certain executives of the Company in the form of non-vested units. Our controlled subsidiary, MLSC, also granted unit-based awards to certain employees (collectively the “Incentive Units”). All awards of Incentive Units were measured based on the fair value of the award on the date of grant. Compensation expense for the Incentive Units is recognized over their requisite service period. The incentive units were subject to a combination of market, service or performance vesting conditions. For Incentive Units subject to performance conditions, the Company evaluated the probability of achieving each performance condition at each reporting date and recognized expense over the requisite service period when it was deemed probable that a performance condition will be met using the accelerated attribution method over the requisite service period. Upon completion of the IPO all of the Incentive Units subject to a performance and market condition became vested.
The following table sets forth the total equity-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	For the three months ended March 31
	2021	2020
Cost of sales	$510	$4
Research and development	87	80
Selling, general and administrative	1,681	424
Total equity-based compensation	$2,278	$508
No stock options were exercised or exercisable during the three months ended March 31, 2021.
As of March 31, 2021, the total unrecognized equity-based compensation related to stock options, Incentive Units and RSUs were $21.6 million, $2.9 million and $1.7 million, respectively, which is expected be recognized over a weighted-average period of approximately 3.7, 2.3 and 2.6 years, respectively.
7.Net Income Per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Net income per unit for periods prior to our IPO have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 and the 69,000,000 shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three months ended March 31, 2021, has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
Prior to the Organizational Transactions, the members’ equity of MLSC was comprised of Class A and Class B preferred units, unit-based awards granted only to certain employees of its subsidiaries (“MLSC Incentive Units”) and MLSC common units, each with participation rights. The MLSC preferred units were entitled to cumulative dividends of 8.0% compounded annually, up to an additional 4.0%, also compounded annually, to the extent of remaining unallocated earnings. The preferred unitholders of MLSC were required, however, to share a portion of the additional 4.0% in dividends with the holders of MLSC Incentive Units based on a formula defined in the MLSC LLC Agreement. The Company determined that vested MLSC Incentive Units and MLSC Class A and B preferred units were participating securities under the two-class method at the MLSC subsidiary level, however, they do not have a contractual obligation to share in losses, and therefore no undistributed losses have been allocated to them. MLSH 1 Incentive Units are granted by the parent of the Company, and as a result, do not represent potential common units of the Company.
In September 2020, the Company entered into a Sale and Rollover Agreement and repurchased a majority of the outstanding MLSC Class B preferred units as well as entered into an agreement that resulted in an exchange of the remaining MLSC Class B preferred units and MLSC common units for MLSH 1 common units in November 2020 upon the IPO.

Prior to the Organizational Transactions and IPO, basic net income per common unit attributable to our member for the three months ended March 31, 2020 was based on the weighted average number of common units outstanding during the period. Diluted net income per common unit is computed by adjusting the net income and the weighted-average number of common units outstanding to give effect to potentially dilutive securities.

	For the three months ended March 31,
	2021	2020
	(in thousands, except share and unit amounts and per share and per unit amounts)
Net income per Class A common share/unit:
Numerator—basic:
Net income	$75,852	$23,879
Less: preferred unit dividends attributable to the MLSC non-controlling interests	—	(1,530)
Less: income attributable to common non-controlling interests	(52,605)	(21)
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$23,247	$22,328
Numerator—diluted:
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	23,247	22,328
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan ("ESPP") and restricted stock units	4	—
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$23,251	$22,328
Denominator—basic:
Weighted average Class A common shares/units outstanding—basic (1)	96,646,515	253,916,941
Net income per Class A common share/unit—basic	$0.24	$0.09
Denominator—diluted:
Weighted average Class A common shares/units outstanding—basic (1)	96,646,515	253,916,941
Weighted average effect of dilutive securities:
Effect of dilutive restricted stock units	17,481	—
Effect of dilutive ESPP	8,972	—
Weighted average Class A common shares/units outstanding—diluted (1)	96,672,968	253,916,941
Net income per Class A common share/unit—diluted	$0.24	$0.09
____________________
(1)Amounts for the three months ended March 31, 2021 represent shares of Class A common stock outstanding. Amounts for the three months ended March 31, 2020 represent Topco LLC units outstanding.
Shares of Class B common stock do not share in the earnings or losses of the Company, and are therefore not participating securities. As such, a separate presentation of basic and diluted net income per share for Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive:

	For the three months ended March 31
	2021	2020
Time-based incentive units	—	1,140
Performance-based incentive units	—	2,849
Stock options	1,587	—
Shares of Class B common stock	160,974	—
	162,562	3,989

8.Income Taxes
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
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (ARPA) into law. ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), through December 31, 2021. ARPA also contains other provisions that do not have a material impact on our income tax expense and effective tax rate.
The Company’s effective income tax rate was 15.3% and 13.2% for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes our income tax expense (in thousands, except percentages):

	Three months ended March 31,
	2021	2020
Income before provision for income taxes	$89,561	$27,514
Provision for income taxes	$13,709	$3,635
Effective tax rate	15.3%	13.2%
Our effective tax rate of 15.3% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest and an increase in tax expense due to adjustments to the deferred tax assets for our investment in Topco LLC, which is expected to be recovered at lower effective state tax rates.
The provision for income taxes for the period ended March 31, 2020 relates to the corporate operating companies under Maravai LifeSciences Holdings, Inc. as we did not own units in Topco LLC. Our effective tax rate of 13.2% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to income associated with the non-controlling interest and a discrete tax charge associated with a building sale offset with a release of valuation allowance on our excess interest expense carryforward due to the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which modified the calculation of interest deductions for 2019 and 2020.
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
In addition, under the tax rules, Topco LLC is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but are made pro rata based on ownership, Topco LLC is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Topco LLC would have otherwise paid if it were taxed on its taxable income at the assumed income tax rate. Topco LLC is subject to entity level taxation in certain states and certain of its subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying consolidated statements of income include income tax expense related to those states and to U.S. and foreign jurisdictions where Topco LLC or any of our subsidiaries are subject to income tax.
During the three months ended March 31, 2021, Topco LLC paid tax distributions of $37.0 million to its owners, including $13.9 million to us. As of March 31, 2021, no amounts for tax distributions have been accrued as such payments were made during the quarter.

9.Related Party Transactions
GTCR, LLC and MLSH 1
Prior to the IPO, GTCR, LLC (“GTCR”), MLSH 1’s majority owner, provided subsidiaries of the Company with financial and management consulting services through an advisory services agreement. The advisory services agreement provided that the Company pay a $0.1 million quarterly management fee to GTCR. The advisory services agreement was terminated in connection with the IPO. The Company incurred approximately $0.1 million in management fees to GTCR for the three months ended March 31, 2020.
The Company also reimburses GTCR for out-of-pocket expenses incurred while providing the above professional services. During the three months ended March 31, 2021 and 2020, out-of-pocket expenses incurred to GTCR were insignificant.
In March 2021, the Company made a $23.1 million distribution for tax liabilities to MLSH 1.
Legacy Owners of Cygnus
The non-controlling interests in MLSC represent equity interest that was retained by the shareholders of the MLSC entity prior to its acquisition by the Company. The President of Cygnus and his affiliated entity were the owners of the non-controlling interests. In September 2020, Topco LLC and MLSH 1 entered into a Sale and Rollover Agreement with the President of Cygnus and his affiliated entity to purchase certain MLSC Class B preferred units and common units as well as exchange the remaining MLSC Class B preferred units and common units for a variable number of MLSH 1 common units. As a result of this transaction, the President of Cygnus and his affiliated entity no longer held a non-controlling interest in MLSC upon the exchange of MLSH 1 common units for the remaining MLSC Class B preferred and common units which occurred in November 2020.

The Company leases the Southport Facility, which through the date of the Organizational Transactions was owned by an entity controlled by a close relative of the President of one of its subsidiaries. The President of this subsidiary also personally financed a loan to this entity, which was used to acquire the property leased by the Company. For the three months ended March 31, 2020, the Company paid less than $0.1 million in lease payments for the lease facility.
Payable to Related Parties Pursuant to a Tax Receivable Agreement
We are a party to a tax receivable agreement (“TRA”) with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions and IPO. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits.
As of March 31, 2021, our liability under the TRA is $383.7 million payable to MLSH 1 and MLSH 2 under the TRA, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. For the three months ended March 31, 2021, the Company recognized a $5.9 million gain on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
For the fiscal quarter ended March 31, 2021, no payments were made to MLSH1 or MLSH 2 pursuant to the TRA and $1.3 million of the liability has been reclassified as short-term liability.
10.Segments
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
Following is financial information relating to the operating segments (in thousands):

For the three months ended March 31, 2021	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$124,169	$17,649	$6,630	$—	$(237)	$148,211
Adjusted EBITDA	$95,613	$14,330	$2,267	$(10,336)	$58	$101,932

For the three months ended March 31, 2020	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$30,892	$14,293	$6,198	$—	$(402)	$50,981
Adjusted EBITDA	$18,830	$11,940	$3,293	$(4,288)	$(224)	$29,551
During the three months ended March 31, 2021 and 2020, intersegment revenue was $0.2 million and $0.4 million, respectively. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended March 31, 2021 and 2020. Intersegment revenue represents intersegment revenue between the Nucleic Acid Production and Protein Detection segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below (in thousands):

	For the three months ended March 31,
	2021	2020
Net income	$75,852	$23,879
Add:
Amortization	5,041	5,075
Depreciation	1,854	1,691
Interest expense	8,770	7,382
Income tax expense	13,709	3,635
EBITDA	105,226	41,662
Acquisition integration costs	(811)	689
Acquired in-process research and development costs	—	2,881
Equity-based compensation	2,278	508
GTCR management fees	—	211
Gain on sale and leaseback transaction	—	(19,002)
Merger and acquisition related expenses	919	902
Financing costs	206	1,700
Tax receivable agreement liability adjustment	(5,886)	—
Adjusted EBITDA	$101,932	$29,551
11.Subsequent Events
On April 12, 2021, the Company completed a secondary offering of 20,700,000 shares of its Class A common stock by certain selling stockholders, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share for total gross proceeds of $646.9 million. The selling stockholders were responsible for the underwriting discounts and commissions, and received all of the net proceeds from the sale of shares of Class A common stock. The Company did not receive any proceeds from the sale of the shares of Class A common stock and bore the costs associated with the sale of the shares in the secondary offering. Immediately prior to closing of the secondary offering, MLSH 1 executed an exchange of 17,665,959 LLC units (paired with the corresponding shares of Class B common stock) for an equal number of Class A common stock to be sold in the secondary offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. This discussion and analysis reflects our historical results of operations and financial position, and contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Please also see the section titled “Forward Looking Statements.” We were incorporated in August 2020 and, pursuant to the organizational transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the organizational transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the organizational transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
Overview
We are a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, novel vaccines and support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry consultants, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications, antibody-based products to detect impurities during the production of biopharmaceutical products, and products to detect the expression of proteins in tissues of various species.
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
As of March 31, 2021, we employed a team of over 460 employees, approximately 23% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 52.8% and 65.6% for the three months ended March 31, 2021 and 2020, respectively.
We generated revenue of $148.2 million and $51.0 million for the three months ended March 31, 2021and 2020, respectively.
Total revenue by segment was $123.9 million in Nucleic Acid Production, $17.6 million in Biologics Safety Testing and $6.6 million in Protein Detection for the three months ended March 31, 2021, compared to $30.5 million, $14.3 million and $6.2 million, respectively, for the three months ended March 31, 2020.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $2.2 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $23.2 million and $16.1 million for the three months ended March 31, 2021 and 2020, respectively.
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
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by a number of factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Drug Development Pipelines
Our financial performance has largely been driven by our customers accelerating their drug development pipelines for cell, gene and RNA therapies. A key factor to our future success will be our ability to provide good manufacturing practices (“GMP”) grade nucleic acids and associated pre-clinical and non-GMP compounds to these customers. Our GMP-grade nucleic acids are manufactured following certain voluntary GMP quality standards and customer specific requirements. We believe these products, including “GMP-grade” materials, are exempt from compliance with the current GMP regulations of the U.S. Food and Drug Administration (“FDA”). The mRNA and gene editing therapeutics that many of our customers are developing are early in their lifecycle. We expect an increase in demand for our GMP-grade nucleic acids to the extent that our customers have success in their early-phase clinical trials of these therapeutics. New FDA policies, and plans for maximizing the use of expedited programs, may advance the development of cell and gene therapies. Additionally, the COVID-19 pandemic has both fostered increased interest in mRNA as a therapeutic modality for this virus and directed significant resources to developing a base of knowledge for mRNA.
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
COVID-19 Considerations
The global COVID-19 pandemic has created significant uncertainty, volatility, and economic disruption in the markets we operate. We have responded to the pandemic by leveraging our deep product portfolio and general scientific expertise to develop robust COVID-19-related product and service offerings providing critical support for the development of therapeutics, vaccines and diagnostics.
While our results of operations and cash flows have been positively impacted by the continued strong demand for our proprietary CleanCap® analogs and ongoing demand for highly modified RNA products, particularly mRNA, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could cause such adverse impact include: the severity and duration of the pandemic; the emergence of new virus variants; continued demand for COVID-19 vaccines; competition faced by our customers from other COVID-19 vaccine manufacturers; the U.S. economy and global economy; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions.
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
We remain fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, we have had and continue to have many employees working remotely and have adopted significant protective measures for our employees on site, including conducting weekly COVID-19 testing, staggered shifts, social distancing and hygiene best practices recommended by the Centers for Disease Control and Prevention (the “CDC”) and local public health officials. In addition, we have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.
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
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our new credit agreement (the “New Credit Agreement”) that governs our ability to access more than $63.0 million in aggregate letters of credit obligations and outstanding borrowings under our new revolving credit facility (the “New Revolving Credit Facility”). In addition, if we borrow more than $63.0 million, we are required to maintain a specified net leverage ratio. See “—Liquidity and Capital Resources—Sources of Liquidity—Debt Covenants” for a discussion of this financial covenant.
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
Components of Results of Operations
Revenue
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue from royalties attributable to the out-licensing of our proprietary biological assets intellectual property that we may develop. We generated total consolidated revenue of $148.2 million and $51.0 million for the three months ended March 31, 2021 and 2020, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation from awards issued by both MLSH 1 and one of our subsidiaries, and stock options and restricted stock units (“RSUs”) we have issued, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation awards, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material to the three months ended March 31, 2021 and 2020.
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
We plan to continue to support our research and development efforts, including supporting our customers’ needs.
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
Change in payable to related parties pursuant to a Tax Receivable Agreement
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of change in the tax benefit obligation attributable to a change in the expected tax benefit.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Until November, 2020, Topco LLC held a majority ownership interest in MLSC through its consolidated subsidiaries with the remaining ownership being recorded as non-controlling interest in our consolidated financial statements. MLSC net income or loss was attributed to the non-controlling interests using an attribution method, similar to the hypothetical liquidation at book value method, based on the distribution provisions of the MLSC Amended and Restated Limited Liability Company Agreement (“MLSC LLC Agreement”).
As the sole manager of Topco LLC, we operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC. Accordingly, we consolidate the financial results of Topco LLC, and report a non-controlling interest based on LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheets as of March 31, 2021. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of income and consolidated statements of comprehensive income.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. For information with respect to recent accounting pronouncement that are of significance or potential significance to us, see “Note 1, Organization and Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2021	2020	Change
in thousands, except per share and per unit data
Revenue	$148,211	$50,981	190.7%
Operating expenses:
Cost of revenue (1)	30,368	15,297	98.5%
Research and development (1)	2,164	3,744	(42.2)%
Selling, general and administrative (1)	23,237	16,126	44.1%
Gain on sale and leaseback transaction	—	(19,002)
Total operating expenses	55,769	16,165	245.0%
Income from operations	92,442	34,816	165.5%
Other expense	(2,881)	(7,302)	(60.5)%
Income before income taxes	89,561	27,514	225.5%
Income tax expense	13,709	3,635	277.1%
Net income	$75,852	$23,879	217.7%
Net income attributable to non-controlling interests	52,605	490	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$23,247	$23,389	(0.6)%

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. (2):
Basic	$0.24	$0.09
Diluted	$0.24	$0.09
Weighted average number of Class A common shares/units outstanding (2):
Basic	96,647	253,917
Diluted	96,673	253,917
Non-GAAP measures:
Adjusted EBITDA	$101,932	$29,551
Adjusted Free Cash Flow	$96,937	$25,561
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows:

	Three Months Ended March 31,
in thousands	2021	2020	Change
Cost of revenue	$510	$4	12650.0%
Research and development	87	80	8.7%
Selling, general and administrative	1,681	424	296.5%
Total equity-based compensation expense	$2,278	$508	348.4%
(2) These periods have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements and the shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three months ended March 31, 2021, has been calculated by dividing net income for the period, and adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share/LLC unit gives effect to the potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable.
Revenue
Consolidated revenue by segment was as follows:

	Three Months Ended March 31,			Percentage of Revenue
in thousands	2021	2020	Change	2021	2020
Revenue
Nucleic Acid Production	$123,932	$30,490	306.5%	83.6%	59.91%
Biologics Safety Testing	17,649	14,293	23.5%	11.9%	28.04%
Protein Detection	6,630	6,198	7.0%	4.5%	12.16%
Total revenue	$148,211	$50,981	190.7%	100.0%	100.0%
Comparison of Three Months Ended March 31, 2021 and 2020
Total revenue was $148.2 million for the three months ended March 31, 2021 compared to $51.0 million for the three months ended March 31, 2020, representing an increase of $97.2 million, or 190.7%.
Nucleic Acid Production revenue increased from $30.5 million for the three months ended March 31, 2020 to $123.9 million for the three months ended March 31, 2021, representing an increase of $93.4 million, or 306.5%. The increase in Nucleic Acid Production was driven by continued strong demand for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scale production, ongoing demand for highly modified RNA products, particularly mRNA, due to resumption of mRNA therapeutic programs and lifting of shelter-in-place COVID-19 restrictions.
Biologics Safety Testing revenue increased from $14.3 million for the three months ended March 31, 2020 to $17.6 million for the three months ended March 31, 2021, representing an increase of $3.4 million, or 23.5%. The increase was driven by higher demand and consumption of our products as a result of increased COVID-19 related diagnostic needs, coupled with higher revenue generated from contract services.
Protein Detection revenue increased from $6.2 million for the three months ended March 31, 2020 to $6.6 million for the three months ended March 31, 2021, representing a change of $0.4 million, or 7.0%. The increase was primarily due to resumption of research laboratory work from prior shutdowns as a result of the COVID-19 pandemic, coupled with increased demand for our products.
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
Excluding approximately $0.3 million associated with a building in the United Kingdom, all of our long-lived assets are located within the United States. In February 2021, the Company entered into an agreement to sell the facility in the United Kingdom.
Following is financial information relating to the operating segments (in thousands):

For the three months ended March 31, 2021	Nucleic Acid Production	Biologic Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$124,169	$17,649	$6,630	$—	$(237)	$148,211
Adjusted EBITDA	$95,613	$14,330	$2,267	$(10,336)	$58	$101,932

For the three months ended March 31, 2020	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$30,892	$14,293	$6,198	$—	$(402)	$50,981
Adjusted EBITDA	$18,830	$11,940	$3,293	$(4,288)	$(224)	$29,551
Comparison of Three Months Ended March 31, 2021 and 2020
Inter-segment revenue was $0.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There were no commission expense recognized for intersegment sales for the three months ended March 31, 2021 and 2020.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below:

	Three Months Ended March 31,
in thousands	2021	2020
Net income	$75,852	$23,879
Add:
Amortization	5,041	5,075
Depreciation	1,854	1,691
Interest expense	8,770	7,382
Income tax expense	13,709	3,635
EBITDA	105,226	41,662
Acquisition integration costs (a)	(811)	689
Acquired in-process research and development costs (b)	—	2,881
Equity-based compensation (c)	2,278	508
GTCR management fees (d)	—	211
Gain on sale and leaseback transaction (e)	—	(19,002)
Merger and acquisition related expenses (f)	919	902
Financing costs (g)	206	1,700
Tax receivable agreement liability adjustment (h)	(5,886)	—
Adjusted EBITDA	$101,932	$29,551
____________________
(a)Refers to incremental costs incurred to execute and integrate completed acquisitions.
(b)Refers to in-process research and development charge associated with the acquisition of MockV Solutions, Inc.
(c)Refers to non-cash expense associated with equity-based compensation.
(d)Refers to cash fees paid to GTCR, LLC (“GTCR”), pursuant to the advisory services agreement that was terminated in connection with our IPO.
(e)Refers to the gain on the sale of our Burlingame, California facility, which was leased back to the Company in 2020.
(f)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated.
(g)Refers to transaction costs related to our IPO and the refinancing of our long-term debt that are not capitalizable or cannot be offset against proceeds from such transactions.
(h)Refers to the adjustment to our tax receivable agreement related party liability primarily due to changes in our estimated effective tax rate.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA	$101,932	$29,551
Capital expenditures (a)	(4,995)	(3,990)
Adjusted Free Cash Flow	$96,937	$25,561
(a)We define capital expenditures as purchases of property and equipment, which are included in cash flows from investing activities, and accounts payable and accrued expenses and other current liabilities.
Costs of Revenue

	Three Months Ended March 31,			Percentage of Revenue
in thousands	2021	2020	Change	2021	2020
Cost of revenue	$30,368	$15,297	98.5%	20.5%	30.0%
Comparison of Three Months Ended March 31, 2021 and 2020
Cost of revenue increased by $15.1 million from $15.3 million for the three months ended March 31, 2020 to $30.4 million for the three months ended March 31, 2021, or 98.5%. The increase in cost of revenue was primarily attributable to an increase in direct product costs resulting from higher revenue, increases in personnel costs associated with overall growth and expansion of the Company, and higher overall supplies and materials costs. Gross profit increased by $82.2 million from $35.7 million for the three months ended March 31, 2020 to $117.8 million for the three months ended March 31, 2021. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Research and Development

	Three Months Ended March 31,			Percentage of Revenue
in thousands	2021	2020	Change	2021	2020
Research and development	$2,164	$3,744	(42.2)%	1.5%	7.3%
Comparison of Three Months Ended March 31, 2021 and 2020
Research and development expenses decreased by $1.6 million from $3.7 million for the three months ended March 31, 2020 to $2.2 million for the three months ended March 31, 2021, or 42.2%. The decrease in expenses from the prior period is primarily attributable to the $2.9 million of in-process research development costs related to an asset acquisition incurred during the three months ended March, 2020, offset by an increase of $0.6 million in supplies and materials and an increase of $0.4 million in personnel expenses.
Selling, General and Administrative

	Three Months Ended March 31,			Percentage of Revenue
in thousands	2021	2020	Change	2021	2020
Selling, general and administrative	$23,237	$16,126	44.1%	15.7%	31.6%
Comparison of Three Months Ended March 31, 2021 and 2020
Selling, general and administrative expenses increased by $7.1 million from $16.1 million for the three months ended March 31, 2020 to $23.2 million for the three months ended March 31, 2021, or 44.1%. The increase was primarily due to a

$3.5 million increase in personnel expenses predominantly due to an increase in headcount, related stock-based compensation, and bonuses, a $3.0 million increase in professional service costs predominantly due to consulting and accounting/audit fees, tax services, and corporate insurance, and a $0.9 million increase in facilities costs.
Other Income (Expense)

	Three Months Ended March 31,			Percentage of Revenue
in thousands	2021	2020	Change	2021	2020
Other income (expense):
Interest expense	$(8,770)	$(7,382)	18.8%	(5.9)%	(14.5)%
Change in payable to related parties pursuant to a Tax Receivable Agreement	5,886	—	*	4.0%	—%
Other income	3	80	(96.3)%	—%	0.2%
Total other income (expense)	$(2,881)	$(7,302)	(60.5)%	(1.9)%	(14.3)%
Comparison of Three Months Ended March 31, 2021 and 2020
Other expense was $7.3 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2021, representing an increase of $4.4 million, or 60.5%. The increase in expense was primarily attributable to higher interest expense as a result of a larger outstanding debt balance for the period. A $5.9 million gain related to the payable to related parties pursuant to a Tax Receivable Agreement was recorded for the three months ended March 31, 2021 as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate.
Relationship with GTCR, LLC (“GTCR”)
Prior to our initial public offering, we utilized GTCR for certain services pursuant to an advisory services agreement. Under this agreement, GTCR provided us with financial and management consulting services in the areas of corporate strategy, budgeting for future corporate investments, acquisition and divestiture strategies, and debt and equity financings. The advisory services agreement provided that we pay a $0.1 million quarterly management fee to GTCR for these services. We also reimbursed GTCR for out-of-pocket expenses incurred while providing these services. In connection with our IPO, this advisory services agreement was terminated. As GTCR continues to have representation on our Board of Directors, we will continue to pay GTCR for any direct reimbursable expenses related to the activities of Board members affiliated with GTCR.
We paid GTCR insignificant amounts in each of the three months ended March 31, 2021 and 2020, respectively, for services in connection with the advisory services agreement. We may continue to engage GTCR from time to time, subject to compliance with our related party transactions policy.
In March 2021, we paid a $23.1 million distribution for tax liabilities to MLSH 1.
Concurrent with our IPO, we entered into a tax receivable agreement with MLSH 1, who is primarily owned by GTCR, and MLSH 2. The Tax Receivable Agreement (“TRA”) provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85.0% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions and IPO. Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no maximum term for the TRA and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during 2021. As of March 31, 2021, our liability under the TRA was $383.7 million.
Liquidity and Capital Resources
Overview
As of March 31, 2021, we had cash of $247.7 million and; retained earnings of $24.1 million, and net income of $75.9 million for the three months ended March 31, 2021. We also had positive cash flow from operations of $38.7 million.

We have relied on revenue derived from product and services sales and equity and debt financings to fund our operations to date. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, interest payments and mandatory principal payments on our long-term debt, as well as make distributions to MLSH 1.
We plan to utilize our existing cash on hand, together with cash generated from operations, primarily to fund our commercial and marketing activities associated with our products and services, continued research and development initiatives, and ongoing investments into our manufacturing facilities to create efficiencies and build capacity.
In addition, with the completion of the IPO, we are obligated to make payments under the TRA we entered into with MLSH 1 and MLSH 2. Although the actual amount and timing of any payments that we make under the TRA will vary, we expect that those payments will be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amount generally will be deferred and will accrue interest until paid by us.
In addition to payments to be made under the TRA, we are also required to make distributions for tax liabilities to the non-controlling interest holders of Topco LLC for the portion of income passing through to them from Topco LLC.
Sources of Liquidity
Since our inception, we have financed our operations primarily from the issuance of equity, borrowings under long-term debt agreements and, to a lesser extent, cash flow from operations.
Our total debt outstanding of $548.5 million at March 31, 2021, was comprised of our First Lien Term Loan. We had no outstanding borrowings under our New Revolving Credit Facility as of March 31, 2021.
New Credit Agreement
On October 19, 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of ours, along with its subsidiaries Vector Laboratories, TriLink BioTechnologies and Cygnus Technologies (together with Intermediate, the “Borrowers”) entered into the New Credit Agreement with lending institutions, for term-loan borrowings (the “New First Lien Term Loan”) totaling $600.0 million to refinance our outstanding senior secured credit facilities and to allow for a distribution to our members. The New Credit Agreement also provided for a revolving credit facility (the “New Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the New Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 5.25% per annum as of March 31, 2021
The New Term Loan becomes repayable in quarterly payments of $1.5 million beginning on March 31, 2021, with all remaining outstanding principal due on October 19, 2027. The New Term Loan includes prepayment provisions that allow the us, at their option, to repay all or a portion of the principal amount at any time. The New Revolving Credit Facility allows the us to repay and borrow from time to time until October 19, 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the New Term Loan and New Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions, and certain asset sales or dispositions.
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
Debt Covenants
The New Credit Agreement includes a financial covenant that requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the New Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding and for the first four fiscal quarters ending after October 19, 2020, borrowings of revolving credit loans made on October 19, 2020) exceed 35% of the aggregate amount of all Revolving Credit

Commitments in effect as of such date, or $63.0 million, then the consolidated first lien net leverage ratio of Intermediate shall not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters.
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
As of March 31, 2021, we were in compliance with the covenants under the New Credit Agreement.
The New Credit Agreement also requires mandatory prepayments upon certain excess cash flow, subject to certain step-downs and threshold levels as defined and set forth in the terms of the New Credit Agreement to commence with the fiscal year ending December 31, 2021.
Tax Receivable Agreement
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
As of March 31, 2021, our liability under the TRA was $383.7 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
In April 2021, we completed a secondary offering in which certain stockholders sold an aggregate of 20,700,000 shares of our Class A common stock at a public offering price of $31.25 per share. We did not receive any proceeds from the sale of these shares. The offering also included exchange of 17,665,959 LLC units (paired with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$38,715	$9,713
Investing activities	(3,032)	28,067
Financing activities	(24,199)	14,339
Effects of exchange rate changes on cash	7	(72)
Net increase in cash	$11,491	$52,047
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2021 was $38.7 million, which was primarily attributable to a net income of $75.9 million, offset by non-cash depreciation and amortization of $6.9 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash equity-based compensation of $2.3 million, a non-cash decrease in deferred income taxes of $11.8 million, partially offset by a non-cash gain on the revaluation of liabilities under the Tax Receivable Agreement of $5.9 million, and a net cash outflow from the change in our operating assets and liabilities of $52.9 million.
Net cash provided by operating activities for the three months ended March 31, 2020 was $9.7 million, which was primarily attributable to a net income of $23.9 million, offset by non-cash depreciation and amortization of $6.8 million, non-cash amortization of deferred financing costs of $0.4 million, non-cash equity-based compensation of $0.5 million, and the acquired in-process research and development costs of $2.9 million, partially offset by a net cash outflow from the change in our operating assets and liabilities of $4.7 million, an increase in non-cash deferred income taxes of $1.3 million, and a gain on sale of leaseback transaction of $19.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $3.0 million, which was primarily comprised of net cash outflows of $3.6 million for property and equipment purchases, partially offset by cash receipts of $0.5 million from the sale of our United Kingdom facility.
Net cash provided by investing activities for the three months ended March 31, 2020 was $28.1 million, which was primarily attributable to the sale and leaseback of our Burlingame, California facility for $34.5 million, net of cash outflows of $3.4 million for property and equipment purchases and $3.0 million for an asset acquisition, net of cash acquired.
Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $24.2 million, which was primarily attributable to $23.1 million of distributions for tax liabilities to non-controlling interest holders and $1.5 million of principal payment on long-term debt.

Net cash provided by financing activities for the three months ended March 31, 2020 was $14.3 million, which was primarily attributable to $15.0 million of proceeds from borrowings of long-term debt, partially offset by $0.6 million principal repayments of long-term debt.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, see “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election
We are an “emerging growth company” within the meaning of the JOBS Act. The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are electing to use this extended transition period and we will therefore comply with new or revised accounting standards on the earlier of (i) when they apply to private companies; or (ii) when we lose our emerging growth company status. As a result, our financial statements may not be comparable with companies that comply with public company effective dates for accounting standards. We also rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we cease to be an emerging growth company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2021, our primary exposure to interest rate risk was associated with our variable rate long-term debt. The New Credit Agreement bear interest subject to the Base Rate or the Adjusted Eurocurrency Rate. Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of March 31, 2021, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $415.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each calendar quarter end. The contract expires on March 31, 2023.
We had $548.5 million of outstanding borrowings under our New First Lien Term Loan as of March 31, 2021. For the three months ended March 31, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million.
We had cash of $247.7 million as of March 31, 2021. Our cash is held in demand deposits and is not subject to market risk.

Foreign Currency Risk
The majority of our revenue is denominated in U.S. dollars; however, approximately 47.2% of our revenue was derived from international sales for the three months ended March 31, 2021, primarily in Europe and Asia Pacific. However, only our sales in the United Kingdom are denominated in local currency. Our remaining international sales are denominated in the U.S. dollar. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States and, to a lesser extent, the United Kingdom. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Other than the addition of the risk factor set forth below to “Risk Factors—Risks Related to our Intellectual Property and Technology”, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

Risks Related to Our Intellectual Property and Technology
If we are prevented from enforcing our intellectual property rights because of governmental regulatory policies or political pressure or action, our sales and profitability may be materially adversely affected.
Our ability to maintain and grow our product sales and profitability depends, in part, on our ability to maintain and enforce our patents and other intellectual property rights. Recent political statements and proposed actions against the enforcement of intellectual property related to COVID-19 vaccines, such as the announcement by the United States Trade Representative on May 5, 2021, that the United States will support negotiations at the World Trade Organization related to waiver of certain unspecified intellectual property protections for COVID-19 vaccines, may impact our ability to fully assert our intellectual property rights related to our CleanCap product in connection with the production of COVID-19 vaccines. Further, these policy actions may complicate our analysis and decision-making with respect to both research and development and capital investment, given the potential for lower returns on those investments that could result from our inability to fully protect our intellectual property. If we are unable to successfully navigate these considerations, the future revenues and profitability of our business could be negatively impacted. We are unable to estimate the impact of these potential policies given that they remain undefined and their adoption is uncertain.

Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
_______________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer