Form 10-Q
period 2021-06-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2021-08-11
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of August 6, 2021, 114,351,371 shares of the registrant’s Class A common stock were outstanding and 143,308,170 shares of the registrant’s Class B common stock were outstanding.

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
•our ability to protect our intellectual property throughout the world, including risks associated with lawsuits to protect our patents or with respect to the infringement, misappropriations or other violations of intellectual property rights of third parties;
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
•our reliance on confidentiality agreements;
•threats not related to intellectual property; and
•other risks addressed in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other documents on file with the Securities and Exchange Commission.

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

Part I.
Item 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$374,710	$236,184
Accounts receivable, net	83,534	51,018
Inventory	47,781	33,301
Prepaid expenses and other current assets	13,432	11,095
Assets held for sale	125,034	—
Total current assets	644,491	331,598
Property and equipment, net	104,751	101,305
Goodwill	152,766	224,275
Intangible assets, net	125,116	177,656
Deferred tax assets	570,097	431,699
Other assets	4,026	4,158
Total assets	$1,601,247	$1,270,691
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,704	$8,171
Accrued expenses and other current liabilities	24,794	38,546
Deferred revenue	109,490	78,061
Current portion of payable to related parties pursuant to a Tax Receivable Agreement	1,298	—
Current portion of long-term debt	6,000	6,000
Liabilities related to assets held for sale	11,487	—
Total current liabilities	164,773	130,778
Long-term debt, less current portion	526,583	528,614
Deferred tax liabilities	—	8,609
Lease facility financing obligation, less current portion	55,626	56,167
Payable to related parties pursuant to a Tax Receivable Agreement	520,067	389,546
Other long-term liabilities	1,057	2,231
Total liabilities	1,268,106	1,115,945
Lease commitments (Note 5)
Stockholders' equity:
Class A common stock, $0.01 par value - 500,000,000 shares authorized; 114,351,371 and 96,646,515 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,143	966
Class B common stock, $0.01 par value - 300,000,000 shares authorized; 143,308,170 and 160,974,129 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,433	1,610
Additional paid-in capital	118,208	85,125
Accumulated other comprehensive loss	(39)	(44)
Retained earnings	73,176	854
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	193,921	88,511
Non-controlling interests	139,220	66,235
Total stockholders' equity	333,141	154,746
Total liabilities and stockholders' equity	$1,601,247	$1,270,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit amounts and per share and per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$217,775	$46,905	$365,986	$97,886
Operating expenses:
Cost of revenue	37,513	21,197	67,881	36,494
Research and development	1,932	1,600	4,096	5,344
Selling, general and administrative	24,085	15,988	47,322	32,114
Gain on sale and leaseback transaction	—	—	—	(19,002)
Total operating expenses	63,530	38,785	119,299	54,950
Income from operations	154,245	8,120	246,687	42,936
Other income (expense):
Interest expense	(8,512)	(7,463)	(17,282)	(14,845)
Change in payable to related parties pursuant to a Tax Receivable Agreement	—	—	5,886	—
Other (expense) income	(3)	20	—	100
Income before income taxes	145,730	677	235,291	28,191
Income tax expense (benefit)	11,386	(765)	25,095	2,870
Net income	134,344	1,442	210,196	25,321
Net income attributable to non-controlling interests	85,269	19	137,874	509
Net income attributable to Maravai LifeSciences Holdings, Inc.	$49,075	$1,423	$72,322	$24,812

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.44	$0.00	$0.69	$0.09
Diluted	$0.44	$0.00	$0.69	$0.09

Weighted average number of Class A common shares/units outstanding:
Basic	112,203,530	253,916,941	104,467,998	253,916,941
Diluted	112,280,375	253,916,941	257,685,618	253,916,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$134,344	$1,442	$210,196	$25,321
Other comprehensive income:
Foreign currency translation adjustments	8	10	16	(61)
Total other comprehensive income	134,352	1,452	210,212	25,260
Comprehensive income attributable to non-controlling interests	85,274	19	137,885	509
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$49,078	$1,433	$72,327	$24,751

The accompanying notes are an integral part of the condensed consolidated financial statements

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBER’S EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders'/Member's Equity
March 31, 2021	96,647	$966	160,974	$1,610	$85,976	$(42)	$24,101	$97,145	$209,756
Effect of exchanges of LLC Units	17,666	177	(17,666)	(177)	11,851	—	—	(11,851)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	18,940	—	—	—	18,940
Issuance of Class A common stock under employee equity plans	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	1,039	—	—	1,344	2,383
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	37	—	—	(33,112)	(33,075)
Net income	—	—	—	—	—	—	49,075	85,269	134,344
Foreign currency translation adjustment	—	—	—	—	—	3	—	5	8
June 30, 2021	114,352	$1,143	143,308	$1,433	$118,208	$(39)	$73,176	$139,220	$333,141

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders'/Member's Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Effect of exchanges of LLC Units	17,666	177	(17,666)	(177)	11,851	—	—	(11,851)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	18,940	—	—	—	18,940
Issuance of Class A common stock under employee equity plans	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	1,893	—	—	2,768	4,661
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	34	—	—	(56,237)	(56,203)
Net income	—	—	—	—	—	—	72,322	137,874	210,196
Foreign currency translation adjustment	—	—	—	—	—	5	—	11	16
June 30, 2021	114,352	$1,143	143,308	$1,433	$118,208	$(39)	$73,176	$139,220	$333,141

	Three Months Ended June 30, 2020
	Units	Amount	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Member's Equity
March 31, 2020	253,917	$—	$184,330	$(204)	$(18,992)	$3,809	$168,943
Unit-based compensation	—	—	488	—	—	88	576
Distributions to non-controlling interests holders	—	—	(190)	—	—	—	(190)
Net income	—	—	—	—	1,423	19	1,442
Foreign currency translation adjustment	—	—	—	10	—	—	10
June 30, 2020	253,917	$—	$184,628	$(194)	$(17,569)	$3,916	$170,781

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Six Months Ended June 30, 2020
	Units	Amount	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Member's Equity
December 31, 2019	253,917	$—	$183,910	$(133)	$(42,381)	$3,231	$144,627
Unit-based compensation	—	—	908	—	—	176	1,084
Distributions to non-controlling interests holders	—	—	(190)	—	—	—	(190)
Net income	—	—	—	—	24,812	509	25,321
Foreign currency translation adjustment	—	—	—	(61)	—	—	(61)
June 30, 2020	253,917	$—	$184,628	$(194)	$(17,569)	$3,916	$170,781
The accompanying notes are an integral part of the condensed consolidated financial statements

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$210,196	$25,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,151	3,125
Amortization of intangible assets	10,081	10,116
Amortization of deferred financing costs	1,319	862
Equity-based compensation expense	4,661	1,084
Deferred income taxes	18,211	(1,274)
Gain on sale and leaseback transaction	—	(19,002)
Acquired and in-process research and development costs	—	2,881
Non-cash interest expense recognized on lease facility financing obligation	162	615
Revaluation of liabilities under Tax Receivable Agreement	(5,886)	—
Other	(389)	414
Changes in operating assets and liabilities:
Accounts receivable	(36,471)	(9,742)
Inventory	(18,073)	(7,923)
Prepaid expenses and other assets	(5,013)	(257)
Accounts payable	4,085	3,419
Accrued expenses and other current liabilities	(13,916)	2,415
Other long-term liabilities	(1)	(771)
Deferred revenue	31,430	10,045
Net cash provided by operating activities	204,547	21,328
Investing activities:
Cash paid for asset acquisition, net of cash acquired	—	(3,024)
Purchases of property and equipment	(7,782)	(6,468)
Proceeds from sale of building	548	34,500
Net cash (used in) provided by investing activities	(7,234)	25,008
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(56,203)	(190)
Proceeds from borrowings of long-term debt, net of discount	—	15,000
Principal repayments of long-term debt	(3,000)	(1,250)
Payments made on facility financing lease obligation and capital lease	(365)	(77)
Proceeds from employee stock purchase plan	1,018	—
Net cash (used in) provided by financing activities	(58,550)	13,483
Effects of exchange rate changes on cash	13	(61)
Net increase in cash including cash classified within current assets held for sale	138,776	59,758
Less: Net increase in cash classified within current assets held for sale	(250)	—
Net increase in cash	138,526	59,758
Cash, beginning of period	236,184	24,700
Cash, end of period	$374,710	$84,458

Supplemental cash flow information:
Cash paid for interest	$15,547	$11,780
Cash paid for income taxes	$9,087	$—
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$1,360	$3,242
Recognition of liabilities under Tax Receivable Agreement	$137,706	$—
Recognition of deferred tax assets as a result of exchange of LLC Units	$156,647	$—
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
Organizational Transactions and Initial Public Offering
In November 2020, the Company completed its IPO and sold 69,000,000 shares of Class A common stock at a public offering price of $27.00 per share and received proceeds of $1.8 billion, net of underwriting discounts and commissions, which the Company used to purchase previously-issued and newly-issued LLC units in Topco LLC, to pay Maravai Life Sciences Holdings 2, LLC (“MLSH 2”) as consideration for certain organizational transactions that occurred before the IPO, and to purchase outstanding shares of Class A common stock from MLSH 2.
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

Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s of Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. The Company immediately completed a secondary offering (“Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 3,034,041 shares of Class A common stock, previously held by MLSH 2, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the Secondary Offering and received all of the net proceeds of $646.9 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the condensed consolidated statement of income.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.
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

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2021.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. Contract assets balances, which are included in prepaid and other current assets, totaled $0.2 million as of December 31, 2020. There were no contract asset balances as of June 30, 2021.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $111.3 million and $79.2 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.

Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$65,715	$6,437	$4,197	$76,349
Europe, the Middle East and Africa	106,046	3,899	1,892	111,837
Asia Pacific	20,760	7,668	913	29,341
Latin and Central America	—	204	44	248
Total revenue	$192,521	$18,208	$7,046	$217,775

	Six Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$133,847	$12,849	$7,949	$154,645
Europe, the Middle East and Africa	153,944	8,248	3,360	165,552
Asia Pacific	28,645	14,403	2,273	45,321
Latin and Central America	17	357	94	468
Total revenue	$316,453	$35,857	$13,676	$365,986

	Three Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$20,839	$5,057	$2,413	$28,309
Europe, the Middle East and Africa	3,599	3,603	957	8,159
Asia Pacific	5,979	3,590	722	10,291
Latin and Central America	7	114	25	146
Total revenue	$30,424	$12,364	$4,117	$46,905

	Six Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$45,708	$10,182	$5,842	$61,732
Europe, the Middle East and Africa	5,648	7,144	2,579	15,371
Asia Pacific	9,537	9,152	1,829	20,518
Latin and Central America	20	180	65	265
Total revenue	$60,913	$26,658	$10,315	$97,886
The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$208,484	$44,829	$344,715	$94,604
Revenue recognized over time	9,291	2,076	21,271	3,282
Total revenue	$217,775	$46,905	$365,986	$97,886

Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Non-controlling interests consist of the following:
•Until November 2020, Topco LLC held a 70% ownership interest in MLSC Holdings, LLC (“MLSC”) through its consolidated subsidiaries with the remaining 30% being recorded as non-controlling interests in our consolidated financial statements. MLSC net income or loss was attributed to the non-controlling interests using an attribution method, similar to the hypothetical liquidation at book value method, based on the distribution provisions of the MLSC Amended and Restated Limited Liability Company Agreement (“MLSC LLC Agreement”). In November 2020, and before the closing of the IPO, Topco LLC repurchased all of the outstanding non-controlling interests in MLSC for $166.4 million.
•In November 2020, based on the Organizational Transactions described above, we became the sole managing member of Topco LLC. Until the Secondary Offering in April 2021, we held approximately 38% of the outstanding LLC Units of Topco LLC, and approximately 62% of the outstanding LLC Units of Topco LLC were held by MLSH 1. As of June 30, 2021, as a result of the Secondary Offering in April 2021, we hold approximately 44% of the outstanding LLC Units of Topco LLC, and approximately 56% of the outstanding LLC Units of Topco LLC are held by MLSH 1. Therefore, we report non-controlling interests based on LLC Units of Topco LLC held by MLSH 1 on our condensed consolidated balance sheet as of June 30, 2021. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange LLC Units, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. In April 2021, MLSH 1 executed an exchange of Paired Interests immediately before the closing of the Secondary Offering.
Distributions of $33.1 million and $56.2 million for tax liabilities were made to MLSH 1 during the three and six months ended June 30, 2021, respectively. Distributions of $0.2 million for tax liabilities were made to the non-controlling interest holders of MLSC during the three and six months ended June 30, 2020.
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
Net Income per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A Common share/unit attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A Common shares/units outstanding during the period. The non-controlling interest, for historical periods prior to the IPO, is calculated pursuant to the terms of the MLSC LLC Agreement on a fully-distributed basis, taking into account the various classes of equity of MLSC, including the cumulative yields on MLSC’s preferred units. Diluted net income per Class A Common share/unit is calculated by giving effect to all potential weighted average dilutive LLC incentive units for historical periods prior to the IPO and stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”) are convertible into shares of our Class A Common stock, for the periods after the IPO. For historical periods prior to the IPO, the weighted average number of common units outstanding during the period and the potential dilutive common unit equivalents is determined under the two-class method. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three and six months ended June 30, 2021 and 2020.

Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. No impairment loss was recognized for long-lived or finite-lived intangible assets during the three and six months ended June 30, 2021 and 2020.
Assets and Liabilities Related to Assets Held for Sale
The Company classifies assets and liabilities related to assets as held for sale (the “Disposal Group”) when management commits to a plan to sell the Disposal Group in its present condition and at a price that is reasonable in relation to its current estimated fair market value. The Company also considers whether an active program to locate a buyer has been initiated and if it is probable that the sale will occur within one year, without significant changes to the plan to sell. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. When the Disposal Group is classified as held for sale, depreciation and amortization ceases and the Company tests the assets for impairment. The Company assesses the fair value of the Disposal Group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the Disposal Group, as long as the new carrying value does not exceed the carrying value of the Disposal Group at the time it was initially classified as held for sale.
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
As of June 30, 2021 and December 31, 2020, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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

The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2021	December 31, 2020
	2021	2020	2021	2020
BioNTech SE	44.8%	*	35.6%	*	39.9%	*
Pfizer, Inc.	18.1%	*	22.6%	*	30.1%	45.1%
Sanofi S.A.	*	*	*	18.2%	*	*
CureVac N.V.	*	*	*	*	*	12.8%
____________________
*Less than 10%
For the three and six months ended June 30, 2021, substantially all of the revenue recorded for BioNTech SE and Pfizer, Inc. was generated by our Nucleic Acid Production segment. The Company continues to experience strong revenue growth in the Nucleic Acid Production segment, driven by sales of CleanCap® related products which represent a significant portion of the Company’s total revenue for the three and six months ended June 30, 2021. For the six months ended June 30, 2020, substantially all of the revenue recorded for Sanofi S.A. was generated by our Nucleic Acid Production segment.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As the global aggregate market value of the Company’s voting and non-voting common stock that was held by non-affiliates exceeded $700.0 million as of June 30, 2021, the Company expects to be classified as a large accelerated filer, and therefore expects to cease being an emerging growth company, as of December 31, 2021.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the six months ended June 30, 2021 as a result of the adoption of these standards.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company plans to adopt this standard using the modified retrospective approach with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by Topic 842. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, Topic 842 has not yet been adopted. However, the Company will lose its “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer. The Company expects to adopt Topic 842 in the fourth quarter of 2021, with an effective date of January 1, 2021. The Company is currently assessing its inventory of leases but has not yet determined the full effects of Topic 842 on its consolidated financial statements but does expect the adoption of Topic 842 will have a material impact on the Company’s consolidated financial statements and related notes to the recognition of right of use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets, but it will not have a material impact on the Company’s consolidated statement of income. The adoption of Topic 842 will also result in enhanced disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which has been subsequently amended (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, this standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 has not yet been adopted. However, on June 30,2021, the Company’s public float exceeded $700.0 million, and therefore the Company will lose its “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer. The Company expects to adopt ASU 2016-13 in the fourth quarter of 2021. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and disclosures.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is effective for fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the impact of this standard, but does not expect that it will have a material impact on its consolidated financial statements and disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculation as a result of these changes. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements.
2.Goodwill and Intangible Assets
The Company’s goodwill of $152.8 million and $224.3 million as of June 30, 2021 and December 31, 2020, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of June 30, 2021 and December 31, 2020, the Company had four reporting units, two of which are contained in the Nucleic Acid Production segment. The Company has not recognized any goodwill impairment in any of the periods presented.

The following table summarizes the activity in the Company’s goodwill by segment for the periods presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
Balance as of December 31, 2020	$32,838	$119,928	$71,509	$224,275
Reclassified to assets held for sale	—	—	(71,509)	(71,509)
Balance as of June 30, 2021	$32,838	$119,928	$—	$152,766
Goodwill as of June 30, 2021 excluded $71.5 million of assets related to Vector, which were reclassified as assets held for sale in anticipation of the sale of Vector which is expected to close in the third quarter of 2021 (see Note 3).
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 5 to 15 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$4,512	$2,608	5 - 10	3.4
Patents and Developed Technology	169,404	59,075	110,329	5 - 14	9.0
Customer Relationships	19,953	7,774	12,179	10 - 12	6.9
Total	$196,477	$71,361	$125,116		8.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$11,490	$5,384	$6,106	5 - 15	6.3
Patents and Developed Technology	169,404	52,809	116,595	5 - 14	9.5
Customer Relationships	83,323	28,368	54,955	10 - 14	8.8
Total	$264,217	$86,561	$177,656		9.1
The Company recognized $3.1 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statement of income for the three months ended June 30, 2021 and 2020. The Company recognized $6.2 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statement of income for the six months ended June 30, 2021 and 2020. Amortization expense for intangible assets that are not directly related to sales generating activities of $1.9 million was recorded as selling, general and administrative expenses for the three months ended June 30, 2021 and 2020. Amortization expense for intangible assets that are not directly related to sales generating activities of $3.8 million was recorded as selling, general and administrative expenses for the six months ended June 30, 2021 and 2020.
The net carrying value of intangible assets as of June 30, 2021 excluded $42.5 million of assets related to Vector, which were reclassified as assets held for sale in anticipation of the sale of Vector which is expected to close in the third quarter of 2021 (see Note 3).

As of June 30, 2021, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2021 (remaining six months)	$7,545
2022	14,600
2023	14,417
2024	14,417
2025	14,417
Thereafter	59,720
Total estimated amortization expense	$125,116
3.Assets and Liabilities Related to Assets Held for Sale
In June 2021, the Company engaged in substantive negotiations with a third party to sell Vector, and subsequently entered into a binding definitive agreement with respect to such sale on August 5, 2021. The sale is expected to close in the third quarter of 2021 following satisfaction of customary closing conditions (see Note 12). Upon engaging in these substantive negotiations in June 2021, the Company met the held for sale criteria and classified the assets and liabilities directly associated with the pending sale of Vector as held for sale on the condensed consolidated balance sheet. As of June 30, 2021, the Company determined that the fair value of Vector, less estimated costs to sell, exceeded the book value of the Vector Disposal Group and there were no other indicators of asset impairment. No impairment loss was recognized during the three and six months ended June 30, 2021. A provisional tax benefit of $2.8 million related to the transaction was recorded during the three months ended June 30, 2021 (see Note 9).
The Company’s Protein Detection segment is comprised of Vector. The sale of Vector represents a strategic shift as the Company will no longer be in the protein detection business after the sale. However, the sale of Vector did not qualify for presentation as discontinued operations based on the Company’s conclusion that disposing of Vector would not have a major effect on the Company’s operations or financial results. For the three and six months ended June 30, 2021, Vector recognized a pretax profit of $0.3 million and a pretax loss of $0.5 million, respectively. For the three and six months ended June 30, 2020, Vector recognized a pretax loss of $2.5 million and a pretax profit of $16.7 million, respectively. Vector’s pretax profit and loss for the six months ended June 30, 2020 included a $19.0 million net gain on the sale and leaseback transaction of its facility in Burlingame, California. The sale of Vector has been structured as a reverse subsidiary merger.
The following table presents the assets and liabilities associated with the Vector Disposal Group classified as held for sale (in thousands):

June 30, 2021
Cash	$250
Accounts receivable, net	3,653
Inventory	3,593
Prepaid expenses and other current assets	786
Property and equipment, net	2,784
Goodwill	71,509
Intangible assets, net	42,459
Total assets held for sale	$125,034

Accounts payable	$247
Accrued expenses and other liabilities	2,669
Deferred tax liabilities	8,571
Total liabilities related to assets held for sale	$11,487
The Company had no assets or liabilities related to assets classified as held for sale as of December 31, 2020.

4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$18,497	$11,112
Work in process	22,999	18,333
Finished goods	6,285	3,856
Total inventory	$47,781	$33,301
Inventory as of June 30, 2021 excluded $3.6 million of assets related to Vector, which were reclassified as assets held for sale in anticipation of the sale of Vector which is expected to close in the third quarter of 2021 (see Note 3).
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Employee related	$12,084	$18,448
Sales and use tax liability	2,379	2,896
Professional services	1,800	7,670
Customer deposits	1,707	1,091
Federal tax liability	1,448	2,290
Other	5,376	6,151
Total accrued expenses and other current liabilities	$24,794	$38,546
Accrued expenses and other current liabilities as of June 30, 2021 excluded $2.7 million of liabilities related to Vector, which were reclassified as liabilities related to assets held for sale in anticipation of the sale of Vector which is expected to close in the third quarter of 2021 (see Note 3).
5.Lease Commitments
The Company leases five facilities, including office, laboratory and manufacturing space under long-term non-cancelable operating leases. The leased facilities have initial terms of two to twelve years, and two leases have multiple five-year renewal terms and the other leases having three-year and five-year renewal terms.
Rent expense for the three and six months ended June 30, 2021 was approximately $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2021, reported rent expense is net of approximately $0.3 million and $0.6 million, respectively, of deferred gain being recognized over the life of the lease associated with the Company’s sale leaseback arrangement for its Burlingame, California facility.
Rent expense for the three and six months ended June 30, 2020, was approximately $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2020, reported rent expense is net of approximately $0.4 million and $0.8 million, respectively, of deferred gain being recognized over the life of the lease associated with the Company’s sale leaseback arrangement for its Burlingame, California facility.
In January 2020, the Company completed the sale of land, building and related building improvements specific to its facility in Burlingame, California for approximately $34.5 million in cash. Simultaneously, with the close of the transaction, the Company leased the property for a two-and-a-half-year period, resulting in a total of $3.3 million in new lease obligations through December 31, 2021. The Company’s sale of the building and immediate leaseback of the facility qualified for sale-leaseback accounting. The lease was evaluated and classified as an operating lease. Given the Company was considered to retain more than a minor part but less than substantially all of the use of the property, the present value of the minimum lease payment over the lease term of $3.1 million was required to be deferred and recognized as a reduction of rent expense over the life of the lease. Net of the $3.1 million in deferred gain, the Company recognized a net gain on the sale of the asset of $19.0 million during the first fiscal quarter of 2020. In August 2020, the Company executed a six-month extension for the leased property, including escalating rent payments, with total incremental lease payments associated with the extension of $1.8 million. The unamortized deferred gain at the time of the modification, approximating $2.0 million, is being amortized on a prospective basis over the extended lease term. Upon execution of the amendment inclusive of escalating rent payments, expense is being recognized on a straight-line basis and the difference between the recognized rent expense and the amounts paid under the lease are being recorded as deferred rent included in other short-term and long-term liabilities on the consolidated balance sheet as of June 30, 2021 and December 31, 2020.
In July 2018, the Company entered into a lease for a new manufacturing facility (the “San Diego Facility Lease”). The lease included tenant improvement provisions for construction prior to occupancy. Construction on this new manufacturing facility began in 2018 and the Company evaluated the extent of its financial and operational involvement in the tenant improvements to the San Diego Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period which began in 2018 and was completed in 2019. In 2019, upon completion of the construction, the Company evaluated the lease and concluded that the completed construction project failed to qualify for sale and leaseback accounting and has accounted for the lease as a financing lease transaction. The leased building and related improvements remain on the Company’s balance sheet as of June 30, 2021 and December 31, 2020 and rental payments associated with the San Diego Facility Lease have been allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease facility financing obligation. The Company recorded the fair value of the building asset and improvements, which was estimated to be $59.0 million and the related lease facility financing obligation of $51.2 million. The difference between the gross asset value and the lease facility financing obligation represents the approximate $8.0 million of building improvement costs reimbursed by the Company.
In September 2020, the Company amended its San Diego Facility lease agreement to provide for additional manufacturing and office space. The amended lease agreement provides for tenant improvements for construction prior to occupancy of $2.7 million, rent concessions, and escalating rent payments over the life of the lease which now expires in May 2030. The total future minimum lease payments under the amended lease agreement are $57.1 million, with an option to renew subject to certain conditions. As of December 31, 2020, the anticipated tenant improvement allowance was recorded as a component of the lease facility financing obligation, a $2.0 million receivable for lessor-funded financing within prepaid and other current assets, and $0.7 million in construction in progress for costs incurred to date as the Company has earned the right to this portion of the tenant allowance as of December 31, 2020. As of December 31, 2020, the Company had recognized $20.4 million and $1.7 million in construction in progress and accrued expenses. During the first fiscal quarter of 2021, the Company earned the right to the remaining $2.0 million of the tenant allowance and recognized the amount as a component of the expanded space. Construction associated with the expansion was completed and placed into service during the first fiscal quarter of 2021. As a result, approximately $21.0 million of cost was reclassified from construction in progress into building, leasehold improvements, and equipment.
The Company recognizes payments under the lease agreement as a reduction of the lease facility financing obligation using the effective interest method and the ground rent as operating lease expense as reflected in the schedule below. Payments on the San Diego Facility Lease obligation for the three and six months ended June 30, 2021 were approximately $1.2 million and $2.3 million, respectively. For the three and six months ended June 30, 2021, the Company recognized rent expense associated with the ground lease for the San Diego Facility Lease of approximately $0.2 million and $0.4 million, respectively, in the consolidated statements of income.
Payments on the San Diego Facility Lease obligation for the three and six months ended June 30, 2020 were approximately $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2020, the Company recognized rent expense associated with the ground lease for the San Diego Facility Lease of approximately $0.2 million and $0.4 million, respectively, in the consolidated statements of income.
The Company is also considered to be the accounting owner of its Southport, North Carolina leased facility (the “Southport Facility”).
In 2017, the Company amended its initial lease with the former related party landlord to include the lease of additional space as well as an adjustment of the base rent for the existing space. The Company continues to recognize payments under the amended lease agreement as a reduction of the facility financing obligation using the effective interest method and the ground rent as operating lease expense as noted in the schedule below. As a result of the amendment, the Company anticipates the repayment of the financing obligation by September 2024. The fair value of the leased property established at acquisition continues to be depreciated over the building’s estimated useful life of thirty-five years. For the three and six months ended June 30, 2021 and 2020, payments on these lease obligations and the rent associated with the ground lease for the Southport Facility were not significant.
In June 2021, the Company entered into a lease for a new manufacturing facility (the “new Leland Facility Lease”) to relocate the Company’s Biologics Safety Testing to a larger facility to support long-term growth. The lease included tenant improvement provisions for construction prior to occupancy of $3.6 million, a free rent period, and escalating rent payments over the life of the lease which expires in 2032. The total future minimum lease payments under the lease agreement are $12.7 million, with an option to extend subject to certain conditions. The Company evaluated the extent of its financial and operational involvement in the tenant improvements to the new Leland Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period. Construction of the leased building began in late June 2021. Upon completion of construction, which is expected to occur during the second quarter of 2022, the Company will evaluate the lease under the sale and leaseback accounting guidance to determine if the arrangement will qualify for sale-lease back accounting. For the three and six months ended June 30, 2021, there were no amounts recognized in rent expense in the consolidated statements of income associated with the ground lease for the new Leland Facility Lease.
As of June 30, 2021, minimum annual payments under the Company’s non-cancelable lease agreements and lease financing obligations were as follows (in thousands):

	Lease Facility Financing Obligations	Operating Leases
2021 (remaining six months)	$2,197	$484
2022	4,648	1,273
2023	5,014	1,336
2024	5,109	1,371
2025	5,071	1,104
Thereafter	24,272	5,286
Total minimum payments	46,311	$10,854
Less: amount representing interest	(26,165)
Present value of future minimum lease payments	20,146
Residual value of lease facility financing obligation	36,563
Less: short-term lease facility financing obligations	(1,083)
Long-term lease facility financing obligations	$55,626
Operating leases in the table above includes future minimum lease payments for the ground lease for the Southport and San Diego Facilities. The table excludes future minimum lease payments for the new Leland Facility Lease as the fair value of the ground underlying the leased building was not deemed to be material. The table also excludes future minimum lease payments for the Vector sale-leaseback in connection with the anticipated sale of Vector in August 2021 (see Notes 3 and 12).
As of June 30, 2021, payments due related to the financing component of the new Leland Facility Lease were as follows (in thousands):

2021 (remaining six months)	$—
2022	659
2023	1,145
2024	1,174
2025	1,204
Thereafter	8,468
Total minimum payments	$12,650
6.Long-Term Debt
2020 Credit Agreements
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries (the “New Borrowers”), entered into a credit agreement (the “New Credit Agreement”) to refinance existing $400.0 million long-term debt with a new $780.0 million facility. The New Credit Agreement provides for a First Lien Term Loan (the “New First Lien Term Loan”) of $600.0 million, maturing October 2027, and a Revolving Credit Facility (the New Revolving Credit Facility”) for up to $180.0 million in funding. The New Credit Agreement amended and restated the

Company’s prior credit agreement as of August 2018 (the “First and Second Lien Credit Agreements”). In November 2020, the Company repaid $50.0 million of principal balance of the New First Lien Term Loan using proceeds from the IPO. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 4.75% per annum as of June 30, 2021.
The New Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of June 30, 2021 and December 31, 2020.
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
The New Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the New Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of June 30, 2021.
In June 2021, the Company engaged in substantive negotiations with a third party to sell Vector, and subsequently entered into a binding definitive agreement with respect to such sale on August 5, 2021 (see Notes 3 and 12). In conjunction with the sale, the Company will transfer the portion of the New Term Loan held by Vector to Intermediate in its entirety. Total outstanding debt is expected to remain unchanged after the sale.
Interest Rate Cap
In the first fiscal quarter of 2021, the Company entered into a new interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contracts notional amount of $415.0 million The floating rate of interest is reset at the end of each three month period. The contract expires on March 31, 2023. The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $0.2 million within non-current assets with changes in fair value recognized in the condensed consolidated statements of income.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
New First Lien Term Loan	$547,000	$550,000
Unamortized debt issuance costs	(14,417)	(15,386)
Total long-term debt	532,583	534,614
Less: current portion	(6,000)	(6,000)
Total long-term debt, less current portion	$526,583	$528,614
There were no balances outstanding on the Company’s New Revolving Credit Facility as of June 30, 2021 and December 31, 2020.
As of June 30, 2021, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2021 (remaining six months)	$3,000
2022	6,000
2023	6,000
2024	6,000
2025	6,000
Thereafter	520,000
Total long-term debt	$547,000

7.Equity-Based Compensation
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
The following table summarizes the total equity-based compensation expense included in the Company’s consolidated statements of income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$509	$3	$1,019	$7
Research and development	106	78	193	158
Selling, general and administrative	1,768	495	3,449	919
Total equity-based compensation	$2,383	$576	$4,661	$1,084
No stock options were exercised or exercisable during the three and six months ended June 30, 2021.
As of June 30, 2021, the total unrecognized equity-based compensation related to stock options, Incentive Units, and RSUs were $21.6 million, $2.4 million, and $1.5 million, respectively, which is expected to be recognized over a weighted-average period of approximately 3.5, 2.3, and 2.4 years, respectively.
8.Net Income Per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Net income per unit for periods prior to our IPO have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 and the 69,000,000 shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three and six months ended June 30, 2021, has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
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
Prior to the Organizational Transactions and IPO, basic net income per common unit attributable to our member for the three and six months ended June 30, 2020 was based on the weighted average number of common units outstanding during the period. Diluted net income per common unit is computed by adjusting the net income and the weighted-average number of common units outstanding to give effect to potentially dilutive securities.
The following table presents the computation of basic and diluted net income per common share/unit attributable to the Company for the periods presented (in thousands, except share and unit amounts and per share and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income per Class A common share/unit:
Numerator—basic:
Net income	$134,344	$1,442	$210,196	$25,321
Less: preferred unit dividends attributable to the MLSC non-controlling interests	—	(1,530)	—	(3,060)
Less: income attributable to common non-controlling interests	(85,269)	295	(137,874)	51
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$49,075	$207	$72,322	$22,312
Numerator—diluted:
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$49,075	$207	$72,322	$22,312
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan ("ESPP") and RSUs	$19	$—	$21	$—
Effect of the assumed conversion of Class B common stock	—	—	104,842	—
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$49,094	$207	$177,185	$22,312
Denominator—basic:
Weighted average Class A common shares/units outstanding—basic (1)	112,203,530	253,916,941	104,467,998	253,916,941
Net income per Class A common share/unit—basic	$0.44	$0.00	$0.69	$0.09
Denominator—diluted:
Weighted average Class A common shares/units outstanding—basic (1)	112,203,530	253,916,941	104,467,998	253,916,941
Weighted average effect of dilutive securities:
Effect of dilutive RSUs	29,534	—	23,508	—
Effect of dilutive ESPP and options	47,311	—	28,141	—
Effect of the assumed conversion of Class B common stock	—	—	153,165,971	—
Weighted average Class A common shares/units outstanding—diluted (1)	112,280,375	253,916,941	257,685,618	253,916,941
Net income per Class A common share/unit—diluted	$0.44	$0.00	$0.69	$0.09
____________________
(1)Amounts for the three and six months ended June 30, 2021 represent shares of Class A common stock outstanding. Amounts for the three and six months ended June 30, 2020 represent Topco LLC Units outstanding.
Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income per share for Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Time-based incentive units	—	11,396,000	—	11,396,000
Performance-based incentive units	—	2,849,000	—	2,849,000
Options to purchase Class A common stock	1,619,335	—	1,631,235	—
Shares to be purchased under ESPP	24,950	—	17,237	—
Shares of Class B common stock	143,308,170	—	—	—
	144,952,455	14,245,000	1,648,472	14,245,000
9.Income Taxes
We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC generated after the IPO, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Maravai Life Sciences, Inc., the parent entity of Vector, and its subsidiaries who are taxpaying entities in the U.S., Canada, and the U.K. Topco LLC generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us. Maravai Life Sciences, Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes and internationally, primarily within the U.K. and Canada. Aside from the expected sale of Vector, as discussed in Note 3, we anticipate this structure to remain in existence for the foreseeable future.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (“ARPA”) into law. ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. ARPA also contains other provisions that do not have a material impact on our income tax expense and effective tax rate.
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$145,730	$677	$235,291	$28,191
Income tax expense (benefit)	$11,386	$(765)	$25,095	$2,870
Effective tax rate	7.8%	(113.0)%	10.7%	10.2%
The Company’s effective tax rates of 7.8% and 10.7% for the three and six months ended June 30, 2021, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest, nondeductible expense related to the tax receivable agreement, and a provisional tax benefit of $2.8 million recorded at Maravai Life Sciences Inc. for the book-tax outside basis difference on Vector due to it meeting the held for sale criteria at June 30, 2021 (see Note 3).
The provision for income taxes for the three and six months ended June 30, 2020 relate to the corporate operating companies under Maravai LifeSciences Holdings, Inc. as we did not own units in Topco LLC. The Company’s effective tax rates of (113.0)% and 10.2% for the three and six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest and a discrete tax charge associated with a building sale offset with a release of valuation allowance on our excess interest expense carryforward due to the enactment of the CARES Act, which modified the calculation of interest deductions for 2019 and 2020.
As a result of the Organizational Transactions and our IPO occurring during the year ended December 31, 2020, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $445.5 million less a $13.3 million valuation allowance as of December 31, 2020 associated with: (i) $364.4 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC and (ii) $81.1 million related to tax benefits from future deductions attributable to payments under the TRA.

As a result of the Secondary Offering in April 2021, the Company recognized additional tax basis in our investment in Topco LLC resulting in an increase in deferred tax assets and additional paid-in capital of $128.2 million. The Secondary Offering also resulted in an increase to the payable to related parties pursuant to the Tax Receivable Agreement of $137.7 million, which resulted in an increase to the associated deferred tax asset and additional paid-in capital of approximately $28.4 million.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of June 30, 2021.
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
During the three months ended June 30, 2021, Topco LLC paid tax distributions of $59.5 million to its owners, including $26.4 million to us. During the six months ended June 30, 2021, Topco LLC paid tax distributions of $96.5 million to its owners, including $40.3 million to us. As of June 30, 2021, no amounts for tax distributions have been accrued as such payments were made during the periods.
10.Related Party Transactions
GTCR, LLC and MLSH 1
Prior to the IPO, GTCR, LLC (“GTCR”), MLSH 1’s majority owner, provided subsidiaries of the Company with financial and management consulting services through an advisory services agreement. The advisory services agreement provided that the Company pay a $0.1 million quarterly management fee to GTCR. The advisory services agreement was terminated in connection with the IPO. The Company incurred approximately $0.1 million and $0.3 million in management fees to GTCR for the three and six months ended June 30, 2020, respectively.
The Company also reimbursed GTCR for out-of-pocket expenses incurred while providing the above professional services. The Company incurred approximately $0.1 million and $0.2 million in out-of-pocket expenses to GTCR during the three and six months ended June 30, 2020, respectively. The Company did not incur any out-of-pocket expenses to GTCR during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2021, the Company made distributions of $33.1 million and $56.2 million, respectively, for tax liabilities to MLSH 1.
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
The Company leases the Southport Facility, which through the date of the Organizational Transactions was owned by an entity controlled by a close relative of the President of one of its subsidiaries. The President of this subsidiary also personally financed a loan to this entity, which was used to acquire the property leased by the Company. For the three and six months ended June 30, 2020, the Company paid less than $0.1 million and approximately $0.1 million, respectively, in lease payments for the lease facility.
Payable to Related Parties Pursuant to a Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO, and any subsequent exchanges of LLC Units. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits.
As of June 30, 2021, our liability under the TRA is $521.4 million payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. For the three months ended March 31, 2021, our liability under the TRA was $383.7 million. During the first quarter of 2021, the Company recognized a gain of $5.9 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate. During the second quarter of 2021, our liability under the TRA increased by $137.7 million as a result of the Secondary Offering in April 2021.
During the three and six months ended June 30, 2021, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA and $1.3 million of the liability has been reclassified as short-term liability.
11.Segments
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
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$192,738	$18,208	$7,046	$—	$(217)	$217,775
Adjusted EBITDA	$156,622	$14,331	$3,302	$(9,583)	$49	$164,721

	Six Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$316,907	$35,857	$13,676	$—	$(454)	$365,986
Adjusted EBITDA	$252,235	$28,661	$5,569	$(19,919)	$107	$266,653

	Three Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$30,735	$12,364	$4,117	$—	$(311)	$46,905
Adjusted EBITDA	$10,596	$9,631	$828	$(3,588)	$47	$17,514

	Six Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$61,626	$26,658	$10,315	$—	$(713)	$97,886
Adjusted EBITDA	$29,426	$21,571	$4,121	$(7,876)	$(177)	$47,065
During the three and six months ended June 30, 2021, intersegment revenue was $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2020, intersegment revenue was $0.3 million and $0.7 million, respectively. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and six months ended June 30, 2021 and 2020. Intersegment revenue represents intersegment revenue between the Nucleic Acid Production and Protein Detection segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$134,344	$1,442	$210,196	$25,321
Add:
Amortization	5,040	5,041	10,081	10,116
Depreciation	2,297	1,434	4,151	3,125
Interest expense	8,512	7,463	17,282	14,845
Income tax expense (benefit)	11,386	(765)	25,095	2,870
EBITDA	161,579	14,615	266,805	56,277
Acquisition integration costs	13	2,913	(798)	3,602
Amortization of lease facility financing obligation	(1,049)	—	(1,049)	—
Acquired in-process research and development costs	—	—	—	2,881
Equity-based compensation	2,383	576	4,661	1,084
GTCR management fees	—	218	—	429
Gain on sale and leaseback transaction	—	—	—	(19,002)
Merger and acquisition related expenses	997	(808)	1,916	94
Financing costs	798	—	1,004	1,700
Tax receivable agreement liability adjustment	—	—	(5,886)	—
Adjusted EBITDA	$164,721	$17,514	$266,653	$47,065
12.Subsequent Events
On July 1, 2021, the Company entered into a lease for a new manufacturing facility in Newark, California. The lease term begins in January 2022 and expires in January 2032. The lease includes escalation and abatement clauses, with annual base rent payable between $0.6 million and $0.9 million. The lease also includes a tenant allowance totaling approximately $0.7 million subject to certain requirements. The lease is for the Vector business and will transfer to the buyer in conjunction with the sale which is expected to close in the third quarter of 2021.
On August 5, 2021, the Company entered into a definitive agreement with respect to the sale of Vector for $124.0 million in cash, subject to customary indemnification obligations, purchase price adjustments, and closing conditions. The Disposal Group assets and liabilities of Vector were classified as held for sale as of June 30, 2021 (see Note 3).
On August 6, 2021, the Company entered into a lease for a new manufacturing facility in San Diego, California. The lease term is currently expected to begin in April 2022 and end in September 2032. The lease includes abatement clauses, with annual base rent payable between $3.2 million and $4.3 million. The lease also includes optional term extensions and a tenant improvement allowance of up to $11.5 million, subject to certain requirements.

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
As of June 30, 2021, we employed a team of over 490 employees, approximately 19% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 35.1% and 42.3% for the three and six months ended June 30, 2021, respectively. The percentage of our total revenue derived from customers in North America was 60.4% and 63.1% for the three and six months ended June 30, 2020, respectively.
We generated revenue of $217.8 million and $366.0 million for the three and six months ended June 30, 2021, respectively, and $46.9 million and $97.9 million for the three and six months ended June 30, 2020, respectively.
Total revenue by segment was $192.5 million in Nucleic Acid Production, $18.2 million in Biologics Safety Testing and $7.0 million in Protein Detection for the three months ended June 30, 2021, compared to $30.4 million, $12.4 million, and $4.1 million, respectively, for the three months ended June 30, 2020.
Total revenue by segment was $316.5 million in Nucleic Acid Production, $35.9 million in Biologics Safety Testing and $13.7 million in Protein Detection for the six months ended June 30, 2021, compared to $60.9 million, $26.7 million, and $10.3 million, respectively, for the six months ended June 30, 2020.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $1.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $5.3 million for the three and six months ended June 30, 2020, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $24.1 million and $47.3 million for the three and six months ended June 30, 2021, respectively, and $16.0 million and $32.1 million for the three and six months ended June 30, 2020, respectively.
We expect our expenses will increase in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•invest in processes and infrastructure to enable manufacturing automation;
•support research and development to introduce new products and services;
•market and sell new and existing products and services;
•protect and defend our intellectual property;
•acquire businesses or technologies to support the growth of our business; and
•operate as a public company.
Recent Developments
Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s of Class A common stock. The corresponding shares of Class B common stock were subsequently canceled and retired. The Company immediately completed a secondary offering (“Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 3,034,041 shares of Class A common stock, previously held by MLSH 2, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the Secondary Offering and received all of the net proceeds of $646.9 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the condensed consolidated statement of income.
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
While our results of operations and cash flows have been positively impacted by the continued strong demand for our proprietary CleanCap® analogs and ongoing demand for highly modified RNA products, particularly mRNA, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could cause such adverse impact include: the severity and duration of the pandemic; the emergence of new virus variants; lack of demand for COVID-19 vaccines; competition faced by our customers from other COVID-19 vaccine manufacturers; the U.S. economy and global economy; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions.
In response to the spread of COVID-19, we have been and continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that are required to be completed on-site, limit the number of such personnel that can be present at our facilities at any one time, and continue to provide flexibility to some of our personnel to work remotely.
In the event that government authorities were to further modify current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Although vaccine rollouts continue and COVID restrictions are easing, the full extent of the potential impact on our business is still uncertain. We will continue to closely monitor and evaluate our business operations.
We remain fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, in addition to the measures noted above, we have adopted significant protective measures for our employees on site, including conducting weekly COVID-19 testing, staggered shifts, and hygiene best practices recommended by the Centers for Disease Control and Prevention (the “CDC”) and local public health officials. In addition, we have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.
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
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our new credit agreement (the “New Credit Agreement”) that governs our ability to access more than $63.0 million in aggregate letters of credit and available borrowings under our new revolving credit facility (the “New Revolving Credit Facility”). In addition, if we borrow more than $63.0 million, we are required to maintain a specified net leverage ratio. See “—Liquidity and Capital Resources—Sources of Liquidity—Debt Covenants” for a discussion of this financial covenant.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue from royalties attributable to the out-licensing of our proprietary biological assets intellectual property that we may develop. We generated total consolidated revenue of $217.8 million and $366.0 million for the three and six months ended June 30, 2021, respectively, and $46.9 million and $97.9 million for the three and six months ended June 30, 2020, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation from awards issued by both MLSH 1 and one of our subsidiaries, and stock options and restricted stock units (“RSUs”) we have issued, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation awards, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material to the three and six months ended June 30, 2021 and 2020.
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
As the sole manager of Topco LLC, we operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC. Accordingly, we consolidate the financial results of Topco LLC, and report a non-controlling interest based on LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheets as of June 30, 2021. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of income and consolidated statements of comprehensive income.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. For information with respect to recent accounting pronouncement that are of significance or potential significance to us, see “Note 1, Organization and Significant

Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except share and unit amounts and per share and per unit amounts)
Revenue	$217,775	$46,905	364.3%
Operating expenses:
Cost of revenue (1)	37,513	21,197	77.0%
Research and development (1)	1,932	1,600	20.8%
Selling, general and administrative (1)	24,085	15,988	50.6%
Total operating expenses	63,530	38,785	63.8%
Income from operations	154,245	8,120	1799.6%
Other expense	(8,515)	(7,443)	14.4%
Income before income taxes	145,730	677	*
Income tax expense (benefit)	11,386	(765)	(1588.4)%
Net income	$134,344	$1,442	*
Net income attributable to non-controlling interests	85,269	19	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$49,075	$1,423	*

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. (2):
Basic	$0.44	$0.00
Diluted	$0.44	$0.00
Weighted average number of Class A common shares/units outstanding (2):
Basic	112,203,530	253,916,941
Diluted	112,280,375	253,916,941
Non-GAAP measures:
Adjusted EBITDA	$164,721	$17,514
Adjusted Free Cash Flow	$159,159	$11,213
____________________
*Not meaningful

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands, except share and unit amounts and per share and per unit amounts)
Revenue	$365,986	$97,886	273.9%
Operating expenses:
Cost of revenue (3)	67,881	36,494	86.0%
Research and development (3)	4,096	5,344	(23.4)%
Selling, general and administrative (3)	47,322	32,114	47.4%
Gain on sale and leaseback transaction	—	(19,002)	(100.0)%
Total operating expenses	119,299	54,950	117.1%
Income from operations	246,687	42,936	474.5%
Other expense	(11,396)	(14,745)	(22.7)%
Income before income taxes	235,291	28,191	734.6%
Income tax expense	25,095	2,870	774.4%
Net income	$210,196	$25,321	730.1%
Net income attributable to non-controlling interests	137,874	509	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$72,322	$24,812	191.5%

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. (2):
Basic	$0.69	$0.09
Diluted	$0.69	$0.09
Weighted average number of Class A common shares/units outstanding (2):
Basic	104,467,998	253,916,941
Diluted	257,685,618	253,916,941
Non-GAAP measures:
Adjusted EBITDA	$266,653	$47,065
Adjusted Free Cash Flow	$257,511	$37,355
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change
Cost of revenue	$509	$3	*
Research and development	106	78	35.9%
Selling, general and administrative	1,768	495	257.2%
Total equity-based compensation expense	$2,383	$576	313.7%
____________________
*Not meaningful
(2)These periods have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements and the shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three and six months ended June 30, 2021, has been calculated by dividing net income for the period, and adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share/LLC unit gives effect to the potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable.
(3)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2021	2020	Change
Cost of revenue	$1,019	$7	*
Research and development	193	158	22.2%
Selling, general and administrative	3,449	919	275.3%
Total equity-based compensation expense	$4,661	$1,084	330.0%
____________________
*Not meaningful
Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Nucleic Acid Production	$192,521	$30,424	532.8%	88.4%	64.8%
Biologics Safety Testing	18,208	12,364	47.3%	8.4%	26.4%
Protein Detection	7,046	4,117	71.1%	3.2%	8.8%
Total revenue	$217,775	$46,905	364.3%	100.0%	100.0%

	Six Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Nucleic Acid Production	$316,453	$60,913	419.5%	86.5%	62.3%
Biologics Safety Testing	35,857	26,658	34.5%	9.8%	27.2%
Protein Detection	13,676	10,315	32.6%	3.7%	10.5%
Total revenue	$365,986	$97,886	273.9%	100.0%	100.0%
Comparison of Three Months Ended June 30, 2021 and 2020
Total revenue was $217.8 million for the three months ended June 30, 2021 compared to $46.9 million for the three months ended June 30, 2020, representing an increase of $170.9 million, or 364.3%.
Nucleic Acid Production revenue increased from $30.4 million for the three months ended June 30, 2020 to $192.5 million for the three months ended June 30, 2021, representing an increase of $162.1 million, or 532.8%. The increase in Nucleic Acid Production was driven by continued strong demand for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scale production, and increasing demand for mRNA products as this technology becomes incorporated into more therapeutic and vaccine programs.
Biologics Safety Testing revenue increased from $12.4 million for the three months ended June 30, 2020 to $18.2 million for the three months ended June 30, 2021, representing an increase of $5.8 million, or 47.3%. The increase was driven by continued high demand and stocking of our products as a result of increased COVID-19 related therapeutic programs and analytical needs, and strong sales due to the breadth of our global product offerings supporting cell and gene therapies, biosimilars, and biologic development programs.
Protein Detection revenue increased from $4.1 million for the three months ended June 30, 2020 to $7.0 million for the three months ended June 30, 2021, representing an increase of $2.9 million, or 71.1%. The increase was primarily driven by increased laboratory work compared to prior year as restrictions have recently been lifted relating to the COVID-19 pandemic. Additionally, we have seen an increased demand for our labeling and visual detection reagents being sold to our scientific research customers.

Comparison of Six Months Ended June 30, 2021 and 2020
Total revenue was $366.0 million for the six months ended June 30, 2021 compared to $97.9 million for the six months ended June 30, 2020, representing an increase of $268.1 million, or 273.9%.
Nucleic Acid Production revenue increased from $60.9 million for the six months ended June 30, 2020 to $316.5 million for the six months ended June 30, 2021, representing an increase of $255.5 million, or 419.5%. The increase in Nucleic Acid Production was driven by continued strong demand for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scale production and ongoing demand for highly modified RNA products, particularly mRNA.
Biologics Safety Testing revenue increased from $26.7 million for the six months ended June 30, 2020 to $35.9 million for the six months ended June 30, 2021, representing an increase of $9.2 million, or 34.5%. The increase was driven by higher demand and stocking of our products driven by the COVID-19 pandemic, coupled with higher revenue generated from contract services.
Protein Detection revenue increased from $10.3 million for the six months ended June 30, 2020 to $13.7 million for the six months ended June 30, 2021, representing an increase of $3.4 million, or 32.6%. The increase was primarily due to resumption of research laboratory work from prior year shutdowns as a result of the COVID-19 pandemic, coupled with increased demand for our products.
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
Prior to February 2021 when the sale of a building in the United Kingdom was completed, we had approximately $0.3 million of long-lived assets associated with that building. As of June 30, 2021, all of our long-lived assets were located within the United States.
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$192,738	$18,208	$7,046	$—	$(217)	$217,775
Adjusted EBITDA	$156,622	$14,331	$3,302	$(9,583)	$49	$164,721

	Six Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$316,907	$35,857	$13,676	$—	$(454)	$365,986
Adjusted EBITDA	$252,235	$28,661	$5,569	$(19,919)	$107	$266,653

	Three Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$30,735	$12,364	$4,117	$—	$(311)	$46,905
Adjusted EBITDA	$10,596	$9,631	$828	$(3,588)	$47	$17,514

	Six Months Ended June 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$61,626	$26,658	$10,315	$—	$(713)	$97,886
Adjusted EBITDA	$29,426	$21,571	$4,121	$(7,876)	$(177)	$47,065

Comparison of Three Months Ended June 30, 2021 and 2020
Inter-segment revenue was $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended June 30, 2021 and 2020.
Comparison of Six Months Ended June 30, 2021 and 2020
Inter-segment revenue was $0.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the six months ended June 30, 2021 and 2020.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$134,344	$1,442	$210,196	$25,321
Add:
Amortization	5,040	5,041	10,081	10,116
Depreciation	2,297	1,434	4,151	3,125
Interest expense	8,512	7,463	17,282	14,845
Income tax expense (benefit)	11,386	(765)	25,095	2,870
EBITDA	161,579	14,615	266,805	56,277
Acquisition integration costs (1)	13	2,913	(798)	3,602
Amortization of lease facility finance obligation (2)	(1,049)	—	(1,049)	—
Acquired in-process research and development costs (3)	—	—	—	2,881
Equity-based compensation (4)	2,383	576	4,661	1,084
GTCR management fees (5)	—	218	—	429
Gain on sale and leaseback transaction (6)	—	—	—	(19,002)
Merger and acquisition related expenses (7)	997	(808)	1,916	94
Financing costs (8)	798	—	1,004	1,700
Tax receivable agreement liability adjustment (9)	—	—	(5,886)	—
Adjusted EBITDA	$164,721	$17,514	$266,653	$47,065
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions.
(2)Refers to cash rent paid for our San Diego, CA facility which is recorded as a reduction to the financing lease obligation on the condensed consolidated balance sheet.
(3)Refers to in-process research and development charge associated with the acquisition of MockV Solutions, Inc.
(4)Refers to non-cash expense associated with equity-based compensation.
(5)Refers to cash fees paid to GTCR, LLC (“GTCR”), pursuant to the advisory services agreement that was terminated in connection with our IPO.
(6)Refers to the gain on the sale of our Burlingame, California facility, which was leased back to the Company in 2020.
(7)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated.
(8)Refers to transaction costs related to our IPO and the refinancing of our long-term debt that are not capitalizable or cannot be offset against proceeds from such transactions.

(9)Refers to the gain related to the adjustment of our tax receivable agreement liability primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$164,721	$17,514	$266,653	$47,065
Capital expenditures (1)	(5,562)	(6,301)	(9,142)	(9,710)
Adjusted Free Cash Flow	$159,159	$11,213	$257,511	$37,355
____________________
(1)We define capital expenditures as purchases of property and equipment, which are included in cash flows from investing activities, and accounts payable and accrued expenses and other current liabilities.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Cost of revenue	$37,513	$21,197	77.0%	17.2%	45.2%
Research and development	1,932	1,600	20.8%	0.9%	3.4%
Selling, general and administrative	24,085	15,988	50.6%	11.1%	34.1%
Total operating expenses	$63,530	$38,785	63.8%	29.2%	82.7%

	Six Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Cost of revenue	$67,881	$36,494	86.0%	18.6%	37.2%
Research and development	4,096	5,344	(23.4)%	1.1%	5.5%
Selling, general and administrative	47,322	32,114	47.4%	12.9%	32.8%
Gain on sale and leaseback transaction	—	(19,002)	*	—%	(19.4)%
Total operating expenses	$119,299	$54,950	117.1%	32.6%	56.1%
____________________
*Not meaningful
Costs of Revenue
Comparison of Three Months Ended June 30, 2021 and 2020
Cost of revenue increased by $16.3 million from $21.2 million for the three months ended June 30, 2020 to $37.5 million for the three months ended June 30, 2021, or 77.0%. The increase in cost of revenue was primarily attributable to an increase in direct product costs resulting from higher revenue, increases in personnel costs associated with overall growth and expansion of the Company, and higher overall supplies and materials costs. Gross profit increased by $154.6 million from $25.7 million for the three months ended June 30, 2020 to $180.3 million for the three months ended June 30, 2021. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Comparison of Six Months Ended June 30, 2021 and 2020
Cost of revenue increased by $31.4 million from $36.5 million for the six months ended June 30, 2020 to $67.9 million for the six months ended June 30, 2021, or 86.0%. The increase in cost of revenue was primarily attributable to an increase in direct product costs resulting from increased business, increases in personnel costs driven by the Company’s growth and expansion, higher overall supplies and materials costs, and higher consulting and professional service fees to support the Company growth. Gross profit increased by $236.7 million from $61.4 million for the six months ended June 30, 2020 to $298.1 million for the six months ended June 30, 2021. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Research and Development
Comparison of Three Months Ended June 30, 2021 and 2020
Research and development expenses increased by $0.3 million from $1.6 million for the three months ended June 30, 2020 to $1.9 million for the three months ended June 30, 2021, or 20.8%. The increase in expenses from the prior period is primarily attributable to an increase of $0.5 million in personnel costs relating to the Company’s overall growth.
Comparison of Six Months Ended June 30, 2021 and 2020
Research and development expenses decreased by $1.2 million from $5.3 million for the six months ended June 30, 2020 to $4.1 million for the six months ended June 30, 2021, or 23.4%. The decrease in expenses from the prior period is primarily attributable to the $2.9 million of in-process research development costs related to an asset acquisition incurred during the first quarter of 2020, partially offset by an increase of $1.0 million in supplies and materials to support the overall increase in business.
Selling, General and Administrative
Comparison of Three Months Ended June 30, 2021 and 2020
Selling, general and administrative expenses increased by $8.1 million from $16.0 million for the three months ended June 30, 2020 to $24.1 million for the three months ended June 30, 2021, or 50.6%. The increase was primarily due to a $4.6 million increase in professional service costs predominantly due to consulting and accounting/audit fees, tax services, and corporate insurance, a $3.1 million increase in personnel expenses predominantly due to an increase in headcount, related stock-based compensation, and bonuses, and a $1.5 million increase in facilities costs.
Comparison of Six Months Ended June 30, 2021 and 2020
Selling, general and administrative expenses increased by $15.2 million from $32.1 million for the six months ended June 30, 2020 to $47.3 million for the six months ended June 30, 2021, or 47.4%. The increase was primarily due to a $7.3 million increase in personnel expenses primarily driven by an increase in employee headcount, related stock-based compensation, and bonuses, a $5.1 million increase in professional service fees primarily driven by increased consulting and accounting/audit fees, tax services, and corporate insurance, and a $2.4 million increase in facilities costs due to overall growth and expansion.
Gain on sale and leaseback transaction
Comparison of Six Months Ended June 30, 2021 and 2020
The gain on sale and leaseback transaction of $19.0 million for the six months ended June 30, 2020 was from the sale of our Burlingame, California facility, which was leased back to the Company in 2020. There was no gain on sale and leaseback transaction for the six months ended June 30, 2021.

Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Interest expense	$(8,512)	$(7,463)	14.1%	(3.9)%	(15.9)%
Other income	(3)	20	(115.0)%	0.0%	0.0%
Total other expense	$(8,515)	$(7,443)	14.4%	(3.9)%	(15.9)%

	Six Months Ended June 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Interest expense	$(17,282)	$(14,845)	16.4%	(4.7)%	(15.2)%
Change in payable to related parties pursuant to a Tax Receivable Agreement	5,886	—	*	1.6%	—%
Other income	—	100	*	—%	0.1%
Total other expense	$(11,396)	$(14,745)	(22.7)%	(3.1)%	(15.1)%
____________________
*Not meaningful
Comparison of Three Months Ended June 30, 2021 and 2020
Other expense was $7.4 million for the three months ended June 30, 2020 compared to $8.5 million for the three months ended June 30, 2021, representing an increase of $1.1 million, or 14.4%. The increase in expense was primarily attributable to higher interest expense as a result of a larger outstanding debt balance for the period.
Comparison of Six Months Ended June 30, 2021 and 2020
Other expense was $14.7 million for the six months ended June 30, 2020 compared to $11.4 million for the six months ended June 30, 2021, representing a decrease of $3.3 million, or 22.7%. The decrease in expense was primarily attributable to a $5.9 million gain related to the payable to related parties pursuant to a Tax Receivable Agreement that was recorded during the first quarter of 2021 as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate. This was partially offset by higher interest expense as a result of a larger outstanding debt balance for the period.
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
The Company incurred approximately $0.1 million and $0.3 million in management fees to GTCR for the three and six months ended June 30, 2020, respectively. The Company incurred approximately $0.1 million and $0.2 million in out-of-pocket expenses to GTCR for the three and six months ended June 30, 2020, respectively.
During the three and six months ended June 30, 2021, we paid distributions of $33.1 million and $56.2 million, respectively, for tax liabilities to MLSH 1.
Concurrent with our IPO, we entered into a tax receivable agreement with MLSH 1 and MLSH 2, who are primarily owned by GTCR. The Tax Receivable Agreement (“TRA”) provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85.0% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO, and any subsequent exchanges of LLC Units. Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no maximum term for the TRA and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during 2021. As of June 30, 2021, our liability under the TRA was $521.4 million. This represents an increase of $137.7 million to the liability as of March 31, 2021 as a result of the Secondary Offering in April 2021.
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had cash of $374.7 million and retained earnings of $73.2 million. We had net income of $134.3 million and $210.2 million for the three and six months ended June 30, 2021. We also had positive cash flow from operations of $204.5 million for the six months ended June 30, 2021.
We have relied on equity and debt financings, and to a lesser extent, revenue derived from product and services sales to fund our operations to date. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, interest payments and mandatory principal payments on our long-term debt, as well as make distributions to MLSH 1.
We plan to utilize our existing cash on hand, together with cash generated from operations, primarily to fund our commercial and marketing activities associated with our products and services, continued research and development initiatives, and ongoing investments into our manufacturing facilities to create efficiencies and build capacity.
In addition, with the completion of the IPO and subsequent exchanges of LLC Units, we are obligated to make payments under the TRA we entered into with MLSH 1 and MLSH 2. Although the actual amount and timing of any payments that we make under the TRA will vary, we expect that those payments will be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amount generally will be deferred and will accrue interest until paid by us.
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
Our total debt outstanding of $547.0 million as of June 30, 2021, was comprised of our First Lien Term Loan. We had no outstanding borrowings under our New Revolving Credit Facility as of June 30, 2021.
New Credit Agreement
On October 19, 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of ours, along with its subsidiaries Vector Laboratories (“Vector”), TriLink BioTechnologies and Cygnus Technologies (together with Intermediate, the “Borrowers”) entered into the New Credit Agreement with lending institutions, for term-loan borrowings (the “New First Lien Term Loan”) totaling $600.0 million to refinance our outstanding senior secured credit facilities and to allow for a distribution to our members. The New Credit Agreement also provided for a revolving credit facility (the “New Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the New Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 4.75% per annum as of June 30, 2021.
In June 2021, the Company engaged in substantive negotiations with a third party to sell Vector, and subsequently entered into a binding definitive agreement with respect to such sale on August 5, 2021. In conjunction with the sale, we plan to transfer the portion of the New Term Loan held by Vector to Intermediate in its entirety. Total outstanding debt is expected to remain unchanged after the sale.
The New Term Loan became repayable in quarterly payments of $1.5 million beginning on March 31, 2021, with all remaining outstanding principal due on October 19, 2027. The New Term Loan includes prepayment provisions that allow the us, at their option, to repay all or a portion of the principal amount at any time. The New Revolving Credit Facility allows the us to repay and borrow from time to time until October 19, 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the New Term Loan and New Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions, and certain asset sales or dispositions.
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
As of June 30, 2021, we were in compliance with the covenants under the New Credit Agreement.
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
As of June 30, 2021, our liability under the TRA was $521.4 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$204,547	$21,328
Investing activities	(7,234)	25,008
Financing activities	(58,550)	13,483
Effects of exchange rate changes on cash	13	(61)
Net increase in cash classified within current assets held for sale	(250)	—
Net increase in cash	$138,526	$59,758
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was $204.5 million, which was primarily attributable to a net income of $210.2 million, non-cash depreciation and amortization of $14.2 million, non-cash amortization of deferred financing costs of $1.3 million, non-cash equity-based compensation of $4.7 million, and a non-cash decrease in deferred income taxes of $18.2 million. These are partially offset by a non-cash gain on the revaluation of liabilities under the Tax Receivable Agreement of $5.9 million and a net cash outflow from the change in our operating assets and liabilities of $38.0 million.
Net cash provided by operating activities for the six months ended June 30, 2020 was $21.3 million, which was primarily attributable to a net income of $25.3 million, non-cash depreciation and amortization of $13.2 million, non-cash amortization of deferred financing costs of $0.9 million, non-cash equity-based compensation of $1.1 million, and the acquired in-process research and development costs of $2.9 million. These are partially offset by a net cash outflow from the change in our operating assets and liabilities of $2.8 million, an increase in non-cash deferred income taxes of $1.3 million, and a gain on sale of leaseback transaction of $19.0 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $7.2 million, which was primarily comprised of net cash outflows of $7.8 million for property and equipment purchases, partially offset by cash receipts of $0.5 million from the sale of our United Kingdom facility.
Net cash provided by investing activities for the six months ended June 30, 2020 was $25.0 million, which was primarily attributable to the sale and leaseback of our Burlingame, California facility for $34.5 million, partially offset by net cash outflows of $6.5 million for property and equipment purchases and $3.0 million for an asset acquisition, net of cash acquired.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $58.6 million, which was primarily attributable to $56.2 million of distributions for tax liabilities to non-controlling interest holders and $3.0 million of principal repayments of long-term debt.
Net cash provided by financing activities for the six months ended June 30, 2020 was $13.5 million, which was primarily attributable to $15.0 million of proceeds from borrowings of long-term debt, partially offset by $1.3 million of principal repayments of long-term debt.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1, Organization and Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As the global aggregate market value of the Company’s voting and non-voting common stock that was held by non-affiliates exceeded $700.0 million as of June 30, 2021, the Company expects to be classified as a large accelerated filer, and therefore expects to cease being an emerging growth company, as of December 31, 2021. As a result, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting required by Section 4040(b) of the Sarbanes-Oxley Act in such Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2021, our primary exposure to interest rate risk was associated with our variable rate long-term debt. The New Credit Agreement bear interest subject to the Base Rate or the Adjusted Eurocurrency Rate. Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of June 30, 2021, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $415.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each calendar quarter end. The contract expires on March 31, 2023.
We had $547.0 million of outstanding borrowings under our New First Lien Term Loan as of June 30, 2021. For the three and six months ended June 30, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $2.5 million, respectively.
We had cash of $374.7 million as of June 30, 2021. Our cash is held in demand deposits and is not subject to market risk.

Foreign Currency Risk
The majority of our revenue is denominated in U.S. dollars; however, approximately 64.9% and 57.7% of our revenue was derived from international sales for the three and six months ended June 30, 2021, respectively, primarily in Europe and Asia Pacific. However, only our sales in the United Kingdom are denominated in local currency. Our remaining international sales are denominated in the U.S. dollar. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States and, to a lesser extent, the United Kingdom. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the addition of the risk factors set forth below to “Risk Factors—Risks Related to our Intellectual Property and Technology” and “Risk Factors—Risks Related to Being a Public Company”, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.
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
Risks Related to Being a Public Company
We currently qualify as an “emerging growth company”; however, we will cease to qualify as such as of December 31, 2021, and will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We currently qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status as of December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in our Annual Report for the year ending December 31, 2021. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.
In addition, the additional expenses to evaluate our internal control over financial reporting and enable our independent registered public accounting firm to provide the attestation report will increase legal and financial compliance costs. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives.

Item 2. Unregistered Sales of Equity Securities
On April 12, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, MLSH 1 exchanged 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) for an equal number of shares of Class A common stock to be sold in the Secondary Offering. The shares issued to MLSH 1 in the exchange were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
Date: August 11, 2021