Form 10-Q
period 2021-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2021-11-15
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39725
Maravai LifeSciences Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	8731	85-2786970
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

10770 Wateridge Circle Suite 200 San Diego, California		92121
(Address of principal executive offices)		(Zip code)
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of November 5, 2021, 131,458,704 shares of the registrant’s Class A common stock were outstanding and 126,239,611 shares of the registrant’s Class B common stock were outstanding.

Page
Forward-Looking Statements	3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	6
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	8
Condensed Consolidated Statements of Changes in Stockholders'/Member's Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	12
Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 5. Other Information	57
Item 6. Exhibits	57
Signatures	59

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
•changes in economic conditions;
•our dependence on customers’ spending on and demand for outsourced nucleic acid production and biologics safety testing;
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
•risks associated with our acquisitions and divestitures;
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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$547,898	$236,184
Accounts receivable, net	65,939	51,018
Inventory	56,246	33,301
Prepaid expenses and other current assets	17,395	11,095
Total current assets	687,478	331,598
Property and equipment, net	108,322	101,305
Goodwill	152,766	224,275
Intangible assets, net	121,225	177,656
Deferred tax assets	820,786	431,699
Other assets	4,106	4,158
Total assets	$1,894,683	$1,270,691
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,917	$8,171
Accrued expenses and other current liabilities	31,422	38,546
Deferred revenue	66,715	78,061
Current portion of payable to related parties pursuant to a Tax Receivable Agreement	1,298	—
Current portion of long-term debt	6,000	6,000
Total current liabilities	114,352	130,778
Long-term debt, less current portion	525,584	528,614
Deferred tax liabilities	—	8,609
Lease facility financing obligation, less current portion	55,324	56,167
Payable to related parties pursuant to a Tax Receivable Agreement	744,254	389,546
Other long-term liabilities	1,553	2,231
Total liabilities	1,441,067	1,115,945
Lease commitments (Note 5)
Stockholders' equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,420 and 96,647 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,314	966
Class B common stock, $0.01 par value - 300,000 shares authorized; 126,240 and 160,974 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,262	1,610
Additional paid-in capital	172,611	85,125
Accumulated other comprehensive loss	—	(44)
Retained earnings	127,450	854
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	302,637	88,511
Non-controlling interest	150,979	66,235
Total stockholders' equity	453,616	154,746
Total liabilities and stockholders' equity	$1,894,683	$1,270,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$204,810	$87,859	$570,796	$185,745
Operating expenses:
Cost of revenue	32,047	19,760	99,928	56,254
Research and development	1,950	1,868	6,046	7,212
Selling, general and administrative	25,189	20,510	72,511	52,624
Gain on sale of business	(11,249)	—	(11,249)	—
Gain on sale and leaseback transaction	—	—	—	(19,002)
Total operating expenses	47,937	42,138	167,236	97,088
Income from operations	156,873	45,721	403,560	88,657
Other income (expense):
Interest expense	(8,545)	(7,089)	(25,827)	(21,934)
Change in payable to related parties pursuant to a Tax Receivable Agreement	3,246	—	9,132	—
Other income	78	32	78	132
Income before income taxes	151,652	38,664	386,943	66,855
Income tax expense (benefit)	18,842	(359)	43,937	2,511
Net income	132,810	39,023	343,006	64,344
Net income attributable to non-controlling interests	78,536	73	216,410	582
Net income attributable to Maravai LifeSciences Holdings, Inc.	$54,274	$38,950	$126,596	$63,762

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.46	$0.12	$1.16	$0.21
Diluted	$0.45	$0.12	$1.14	$0.21

Weighted average number of Class A common shares/units outstanding:
Basic	118,433	253,917	109,174	253,917
Diluted	258,028	253,917	257,799	253,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$132,810	$39,023	$343,006	$64,344
Other comprehensive income:
Foreign currency translation adjustments	39	30	55	(31)
Total other comprehensive income	132,849	39,053	343,061	64,313
Comprehensive income attributable to non-controlling interests	78,536	73	216,421	582
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$54,313	$38,980	$126,640	$63,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBER’S EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders'/Member's Equity
June 30, 2021	114,352	$1,143	143,308	$1,433	$118,208	$(39)	$73,176	$139,220	$333,141
Effect of exchange of LLC Units	17,068	171	(17,068)	(171)	18,669	—	—	(18,669)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	34,060	—	—	—	34,060
Stock-based compensation	—	—	—	—	1,614	—	—	1,953	3,567
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	60	—	—	(50,061)	(50,001)
Net income	—	—		—	—	—	54,274	78,536	132,810
Foreign currency translation adjustment	—	—	—	—	—	39	—	—	39
September 30, 2021	131,420	$1,314	126,240	$1,262	$172,611	$—	$127,450	$150,979	$453,616

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders'/Member's Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Effect of exchanges of LLC Units	34,734	348	(34,734)	(348)	30,520	—	—	(30,520)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	53,000	—	—	—	53,000
Issuance of Class A common stock under employee equity plans	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	3,507	—	—	4,721	8,228
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	94	—	—	(106,298)	(106,204)
Net income	—	—	—	—	—	—	126,596	216,410	343,006
Foreign currency translation adjustment	—	—	—	—	—	44	—	11	55
September 30, 2021	131,420	$1,314	126,240	$1,262	$172,611	$—	$127,450	$150,979	$453,616

	Three Months Ended September 30, 2020
	Units	Amount	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Member's Equity
June 30, 2020	253,917	$—	$184,628	$(194)	$(17,569)	$3,916	$170,781
Repurchase of incentive units	—	—	(9,140)	—	—	—	(9,140)
Unit-based compensation	—	—	542	—	—	1,307	1,849
Distributions to non-controlling interest holders	—	—	(122)	—	—	—	(122)
Net income	—	—	—	—	38,950	73	39,023
Recognition of repurchase liability for non-controlling interests	—	—	(161,131)	—	—	(5,296)	(166,427)
Foreign currency translation adjustment	—	—	—	30	—	—	30
September 30, 2020	253,917	$—	$14,777	$(164)	$21,381	$—	$35,994

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Nine Months Ended September 30, 2020
	Units	Amount	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Member's Equity
December 31, 2019	253,917	$—	$183,910	$(133)	$(42,381)	$3,231	$144,627
Repurchase of incentive units	—	—	(9,140)	—	—	—	(9,140)
Unit-based compensation	—	—	1,450	—	—	1,483	2,933
Distributions to non-controlling interests holders	—	—	(312)	—	—	—	(312)
Net income	—	—	—	—	63,762	582	64,344
Recognition of repurchase liability for non-controlling interests	—	—	(161,131)	—	—	(5,296)	(166,427)
Foreign currency translation adjustment	—	—	—	(31)	—	—	(31)
September 30, 2020	253,917	$—	$14,777	$(164)	$21,381	$—	$35,994
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$343,006	$64,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,623	4,756
Amortization of intangible assets	14,685	15,156
Amortization of deferred financing costs	1,995	1,296
Equity-based compensation expense	8,228	2,933
Deferred income taxes	29,438	(1,275)
Gain on sale of business	(11,249)	—
Gain on sale and leaseback transaction	—	(19,002)
Acquired and in-process research and development costs	—	2,881
Revaluation of liabilities under Tax Receivable Agreement	(9,132)	—
Other	(875)	1,341
Changes in operating assets and liabilities:
Accounts receivable	(18,851)	(55,420)
Inventory	(26,263)	(12,384)
Prepaid expenses and other assets	(7,590)	(971)
Accounts payable	1,543	130
Accrued expenses and other current liabilities	(10,076)	8,838
Other long-term liabilities	267	300
Deferred revenue	(11,346)	59,833
Net cash provided by operating activities	310,403	72,756
Investing activities:
Cash paid for asset acquisition, net of cash acquired	—	(3,024)
Purchases of property and equipment	(9,188)	(16,559)
Proceeds from sale of building	548	34,500
Proceeds from sale of business, net of cash divested	119,957	—
Net cash provided by investing activities	111,317	14,917
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(106,298)	(312)
Proceeds from borrowings of long-term debt, net of discount	—	15,000
Financing costs incurred for long-term debt	—	(250)
Principal repayments of long-term debt	(4,500)	(1,875)
Payments made on facility financing lease obligation and capital lease	(582)	(23)
Proceeds from employee stock purchase plan	1,329	—
Net cash (used in) provided by financing activities	(110,051)	12,540
Effects of exchange rate changes on cash	45	(31)
Net increase in cash	311,714	100,182
Cash, beginning of period	236,184	24,700
Cash, end of period	$547,898	$124,882

Supplemental cash flow information:
Cash paid for interest	$23,030	$19,407
Cash paid for income taxes	$16,569	$3,506

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$826	$5,163
Building and improvements capitalized under lease financing transaction	$4,793	$—
Recognition of liabilities under Tax Receivable Agreement	$365,139	$—
Recognition of deferred tax assets as a result of exchange of LLC Units	$418,140	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$2,574
Repurchase liability for incentive units	$—	$9,140
Repurchase liability for noncontrolling interests	$—	$166,427
Receivable from lessor funded financing	$—	$2,686
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We are a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, novel vaccines and support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications and antibody-based products to detect impurities during the production of biopharmaceutical products.
The Company is headquartered in San Diego, California and has historically operated in three principal businesses: Nucleic Acid Production, Biologics Safety Testing, and Protein Detection. In September 2021, the Company completed the divestiture of its Protein Detection business (see Note 2). Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services. Our Protein Detection business sold innovative labeling and detection reagents for researchers in immunohistochemistry.
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
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC, Glen Research, LLC, MockV Solutions, LLC and Cygnus Technologies, LLC (“Cygnus”) and their respective subsidiaries. Prior to the Company’s divestiture of its Protein Detection business in September 2021, Topco LLC also operated and controlled Vector Laboratories, Inc. and its subsidiaries. MLSH 1 is the only other member of Topco LLC.
The Organizational Transactions were considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to the IPO and the Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Exchanges and Secondary Offerings
April 2021 Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. The Company immediately completed a secondary offering (“April 2021 Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 3,034,041 shares of Class A common stock previously held by MLSH 2, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the condensed consolidated statements of income.
September 2021 Exchange and Secondary Offering
In September 2021, MLSH 1 executed an exchange of 17,068,559 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,068,559 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. Shortly after the exchange, the Company completed a secondary offering (“September 2021 Secondary Offering”) of 20,000,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 2,931,441 shares of Class A common stock previously held by MLSH 2 at a price of $50.00 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative in the condensed consolidated statements of income.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2021.
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
Biologics Safety Testing
The Company’s Biologics Safety Testing revenue is associated with the sale of bioprocess impurity detection kit products. We also enter into contracts that include custom antibody development, assay development, antibody affinity extraction, and mass spectrometry services. These products and services enable the detection of impurities that occur in the manufacturing of biologic drugs and other therapeutics. The Company recognizes revenue from the sale of bioprocess impurity detection kits in the period in which the performance obligation is satisfied by transferring control to the customer. Custom antibody development contracts consist of a single performance obligation, typically with an enforceable right to payment and a reasonable margin for work performed to date. Revenue is recognized over time based on a cost-to-cost input method over the contract term. Where an enforceable right to payment does not exist, revenue is recognized at a point in time when control is transferred to the customer. Assay development service contracts consist of a single performance obligation, revenue is recognized at a point in time when a successful antigen test and report is provided to the customer. Affinity extraction services, which generally occur over a short period of time, consist of a single performance obligation to perform the extraction service and provide a summary report to the customer. Revenue is recognized either over time or at a point in time depending on contractual payment terms with the customer.
Protein Detection
Prior to the divestiture of its Protein Detection business in September 2021 (see Note 2), the Company also manufactured and sold protein labeling and detection reagents to customers that were used for basic research and development. The contracts to sell these catalog products consisted of a single performance obligation to deliver the reagent products. Revenue from these contracts was recognized at a point in time, generally upon shipment of the final product to the customer.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. Contract assets balances, which are included in prepaid and other current assets, was not material as of December 31, 2020. There were no contract asset balances as of September 30, 2021.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $69.9 million and $79.2 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.

Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$73,622	$7,203	$3,067	$83,892
Europe, the Middle East and Africa	103,929	3,811	1,392	109,132
Asia Pacific	5,332	5,441	795	11,568
Latin and Central America	18	171	29	218
Total revenue	$182,901	$16,626	$5,283	$204,810

	Nine Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$207,469	$20,052	$11,016	$238,537
Europe, the Middle East and Africa	257,873	12,059	4,752	274,684
Asia Pacific	33,977	19,844	3,068	56,889
Latin and Central America	35	528	123	686
Total revenue	$499,354	$52,483	$18,959	$570,796

	Three Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$36,814	$6,035	$3,735	$46,584
Europe, the Middle East and Africa	27,083	3,830	1,423	32,336
Asia Pacific	3,759	4,204	901	8,864
Latin and Central America	—	45	30	75
Total revenue	$67,656	$14,114	$6,089	$87,859

	Nine Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$82,523	$16,217	$9,577	$108,317
Europe, the Middle East and Africa	32,731	10,974	4,002	47,707
Asia Pacific	13,296	13,356	2,730	29,382
Latin and Central America	19	225	95	339
Total revenue	$128,569	$40,772	$16,404	$185,745
The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$194,946	$86,437	$539,661	$181,041
Revenue recognized over time	9,864	1,422	31,135	4,704
Total revenue	$204,810	$87,859	$570,796	$185,745

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
•In November 2020, based on the Organizational Transactions described above, we became the sole managing member of Topco LLC. Until the April 2021 Secondary Offering, we held approximately 38% of the outstanding LLC Units of Topco LLC, and approximately 62% of the outstanding LLC Units of Topco LLC were held by MLSH 1. After the April 2021 Secondary Offering and until the September 2021 Secondary Offering, we held approximately 44% of the outstanding LLC Units of Topco LLC, and approximately 56% of the outstanding LLC Units of Topco LLC were held by MLSH 1. As of September 30, 2021, as a result of the September 2021 Secondary Offering, we hold approximately 51% of the outstanding LLC Units of Topco LLC, and MLSH 1 holds approximately 49% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on LLC Units of Topco LLC held by MLSH 1 on our condensed consolidated balance sheet as of September 30, 2021. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange LLC Units, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. In April 2021 and September 2021, MLSH 1 executed an exchange of Paired Interests prior to the April 2021 Secondary Offering and September 2021 Secondary Offering, respectively.
Distributions of $50.1 million and $106.3 million for tax liabilities were made to MLSH 1 during the three and nine months ended September 30, 2021, respectively. Distributions of $0.1 million and $0.3 million for tax liabilities were made to the non-controlling interest holders of MLSC during the three and nine months ended September 30, 2020.
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. Substantially all of our long-lived assets are located in the United States. The Company divested its Protein Detection business in September 2021 (see Note 2). The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment.
Net Income per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A Common share/unit attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A Common shares/units outstanding during the period. The non-controlling interest, for historical periods prior to the IPO, is calculated pursuant to the terms of the MLSC LLC Agreement on a fully-distributed basis, taking into account the various classes of equity of MLSC, including the cumulative yields on MLSC’s preferred units. Diluted net income per Class A Common share/unit is calculated by giving effect to all potential weighted average dilutive LLC incentive units for historical periods prior to the IPO and stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”) are convertible into shares of our Class A Common stock, for the periods after the IPO. For historical periods prior to the IPO, the weighted average number of common units outstanding during the period and the potential dilutive common unit equivalents is determined under the two-class method. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three and nine months ended September 30, 2021 and 2020.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Assets	Useful Lives
Buildings	20 - 35 years
Building improvements	5 - 15 years
Furniture, fixtures, equipment and software	3 - 11 years
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
The Company is considered to be an owner lessee of certain buildings (Note 5). The leased buildings are being depreciated over the lease term to a residual value that will approximate the remaining lease financing obligation at the end of the lease.
Property and equipment also includes a leased building which is recorded as construction in process during the period of construction at its fair value plus the cost of improvements incurred during the construction period (Note 5).
Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. No impairment loss was recognized for long-lived or finite-lived intangible assets during the three and nine months ended September 30, 2021 and 2020.
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
As of September 30, 2021 and December 31, 2020, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all of its cash balances at a financial institution that management believes is of high credit-quality and is financially stable. Cash is deposited with major financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company provides credit, in the normal course of business, to international and domestic distributors and customers, which are geographically dispersed. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2021	December 31, 2020
	2021	2020	2021	2020
BioNTech SE	26.2%	21.9%	32.2%	10.4%	36.0%	*
Pfizer, Inc.	23.4%	24.0%	22.9%	13.5%	11.3%	45.1%
CureVac N.V.	23.0%	*	11.3%	*	18.2%	12.8%
Sanofi S.A.	*	*	*	10.3%	*	*
____________________
*Less than 10%
For the three and nine months ended September 30, 2021 and 2020, substantially all of the revenue recorded for BioNTech SE and Pfizer, Inc. was generated by our Nucleic Acid Production segment. For the three and nine months ended September 30, 2021, substantially all of the Company’s revenue from CureVac N.V. was generated by our Nucleic Acid Production segment. For the nine months ended September 30, 2020, substantially all of the Company’s revenue from Sanofi S.A. was generated by our Nucleic Acid Production segment.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As the aggregate market value of the Company’s voting and non-voting common stock that was held by non-affiliates exceeded $700.0 million as of June 30, 2021, the Company will be classified as a large accelerated filer, and therefore will cease being an emerging growth company, as of December 31, 2021.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the nine months ended September 30, 2021 as a result of the adoption of these standards.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company plans to adopt this standard using the modified retrospective approach with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by Topic 842. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, Topic 842 has not yet been adopted. However, the Company will lose its “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer. The Company will adopt Topic 842 in the fourth quarter of 2021, with an effective date of January 1, 2021. The Company is currently assessing its inventory of leases but has not yet determined the full effects of Topic 842 on its consolidated financial statements but does expect the adoption of Topic 842 will have a material impact on the Company’s consolidated financial statements and related notes to the recognition of right of use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets, but it will not have a material impact on the Company’s consolidated statements of income. The adoption of Topic 842 will also result in enhanced disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which has been subsequently amended (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, this standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 has not yet been adopted. However, on June 30,2021, the Company’s aggregate market value of its voting and non-voting common stock that was held by non-affiliates exceeded $700.0 million, and therefore the Company will lose its “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer. The Company will adopt ASU 2016-13 in the fourth quarter of 2021. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and disclosures, but does not expect that it will have a material impact on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for years beginning after December 15, 2020, and interim period within annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing its inventory of cloud computing arrangements but has not yet determined the full effects of ASU 2018-15 on its consolidated financial statements. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements and disclosures.
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

2.Divestiture
On August 5, 2021, the Company entered into a definitive agreement to sell Vector Laboratories, Inc. and its subsidiaries (“Vector”) to Voyager Group Holdings, Inc. (“Voyager”), a third-party unrelated to the Company, for an all cash sale price of $124.0 million, subject to purchase price adjustments. The divestiture was completed on September 2, 2021, and the Company received total considerations of $121.9 million, which included $120.3 million in cash and $1.6 million in receivables expected to be collected based on the finalization of working capital adjustments. The sale price is also subject to adjustment based on the finalization of working capital.
As a result of the divestiture, during the three and nine months ended September 30, 2021, the Company recognized a pre-tax gain on sale of $11.2 million, net of transactions costs of $0.9 million, in the condensed consolidated statements of income. Income tax expense of $0.4 million relating to the gain on sale was recognized during the three and nine months ended September 30, 2021 (see Note 9).
The Company’s Protein Detection segment was comprised of Vector. The sale of Vector represents a strategic shift as the Company will no longer be in the protein detection business after the sale. However, the sale did not qualify for presentation as discontinued operations since the sale of the Protein Detection segment did not have a major effect on the Company’s operations or financial results.
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Voyager to help support its ongoing operations. Under the TSA, the Company will provide certain transition services to Voyager, including information technology, finance and ERP, marketing and commercial, human resources, employee benefits, and other limited services. Depending on the service, the initial period ranges from one month to five months and the extension period ranges from one month to eight months. Income from performing services under the TSA was recorded within other income in the condensed consolidated statements of income and was not significant for the three and nine months ended September 30, 2021.
In August 2020, the Company entered into an agreement with an executive of Vector whereby the Company granted the executive incentive units of MLSH 1. In connection with the divestiture, the Company amended the terms of the MLSH 1 incentive units resulting in the recognition of incremental unit-based compensation expense of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative in the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
3.Goodwill and Intangible Assets
The Company’s goodwill of $152.8 million and $224.3 million as of September 30, 2021 and December 31, 2020, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of September 30, 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. As of December 31, 2020, the Company had four reporting units, two of which were contained in the Nucleic Acid Production segment. The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the periods presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
Balance as of December 31, 2020	$32,838	$119,928	$71,509	$224,275
Divestiture	—	—	(71,509)	(71,509)
Balance as of September 30, 2021	$32,838	$119,928	$—	$152,766
Goodwill as of September 30, 2021 excluded $71.5 million related to the Company’s divestiture of its Protein Detection segment (see Note 2).
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 5 to 15 years.

The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$4,821	$2,299	5 - 10	3.2
Patents and Developed Technology	167,648	60,452	107,196	5 - 14	8.8
Customer Relationships	19,953	8,223	11,730	10 - 12	6.7
Total	$194,721	$73,496	$121,225		8.4

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$11,490	$5,384	$6,106	5 - 15	6.3
Patents and Developed Technology	169,404	52,809	116,595	5 - 14	9.5
Customer Relationships	83,323	28,368	54,955	10 - 14	8.8
Total	$264,217	$86,561	$177,656		9.1
The Company recognized $3.1 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of income for the three months ended September 30, 2021 and 2020. The Company recognized $9.4 million and $9.5 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of income for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $1.5 million and $1.9 million was recorded as selling, general and administrative expenses for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $5.3 million and $5.7 million was recorded as selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively.
In September 2021, the Company completed its divestiture of the Protein Detection segment (see Note 2). This resulted in the derecognition of $41.7 million in net intangible assets associated with the divested segment.
As of September 30, 2021, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2021 (remaining three months)	$3,654
2022	14,600
2023	14,417
2024	14,417
2025	14,417
Thereafter	59,720
Total estimated amortization expense	$121,225

4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$19,344	$11,112
Work in process	25,430	18,333
Finished goods	11,472	3,856
Total inventory	$56,246	$33,301
5.Lease Commitments
The Company leases five facilities, including office, laboratory and manufacturing space under long-term non-cancelable operating leases. The leased facilities have initial terms of two to twelve years, two of which have multiple five-year renewal terms with the remaining leases having either three-year or five-year renewal terms.
Rent expense for the three and nine months ended September 30, 2021 was approximately $0.1 million and $2.1 million, respectively. For the three and nine months ended September 30, 2021, reported rent expense is net of approximately $1.1 million and $1.7 million, respectively, of deferred gain being recognized over the life of the lease associated with the Company’s sale leaseback arrangement for its Burlingame, California facility, of which $0.9 million was accelerated as part of the Company’s divestiture of the Protein Detection segment in September 2021 (see Note 2).
Rent expense for the three and nine months ended September 30, 2020, was approximately $0.8 million and $2.3 million, respectively. For the three and nine months ended September 30, 2020, reported rent expense is net of approximately $0.3 million and $1.1 million, respectively, of deferred gain being recognized over the life of the lease associated with the Company’s sale leaseback arrangement for the Burlingame, California facility.
In January 2020, the Company completed the sale of land, building and related building improvements specific to its Burlingame facility for approximately $34.5 million in cash. Simultaneously, with the close of the transaction, the Company leased the property for a two-and-a-half-year period, resulting in a total of $3.3 million in new lease obligations through December 31, 2021. The Company’s sale of the building and immediate leaseback of the facility qualified for sale-leaseback accounting. The lease was evaluated and classified as an operating lease. Given the Company was considered to retain more than a minor part but less than substantially all of the use of the property, the present value of the minimum lease payment over the lease term of $3.1 million was deferred and recognized as a reduction of rent expense over the life of the lease. Net of the $3.1 million in deferred gain, the Company recognized a net gain on the sale of the asset of $19.0 million during the first fiscal quarter of 2020. In August 2020, the Company executed a six-month extension for the leased property, including escalating rent payments, with total incremental lease payments associated with the extension of $1.8 million. The unamortized deferred gain at the time of the modification, approximating $2.0 million, was being amortized on a prospective basis over the extended lease term. As of September 30, 2021, the Company no longer leased the Burlingame, California facility.
In July 2018, the Company entered into a lease for a new manufacturing facility (the “Wateridge San Diego Facility Lease”). The lease included tenant improvement provisions for construction prior to occupancy. Construction on this new manufacturing facility began in 2018 and the Company evaluated the extent of its financial and operational involvement in the tenant improvements to the Wateridge San Diego Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period, which began in 2018 and was completed in 2019. In 2019, upon completion of the construction, the Company evaluated the lease and concluded that the completed construction project failed to qualify for sale and leaseback accounting and has accounted for the lease as a financing lease transaction. The leased building and related improvements remain on the Company’s balance sheet as of September 30, 2021 and December 31, 2020 and rental payments associated with the Wateridge San Diego Facility Lease have been allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease facility financing obligation. The Company recorded the fair value of the building asset and improvements, which was estimated to be $59.0 million, and the related lease facility financing obligation of $51.2 million. The difference between the gross asset value and the lease facility financing obligation represents the approximate $8.0 million of building improvement costs reimbursed by the Company.
In September 2020, the Company amended its Wateridge San Diego Facility lease agreement to provide for additional manufacturing and office space. The amended lease agreement provides for tenant improvements for construction prior to occupancy of $2.7 million, rent concessions, and escalating rent payments over the life of the lease, which now expires in May 2030. The total future minimum lease payments under the amended lease agreement are $57.1 million, with an option to renew subject to certain conditions. As of December 31, 2020, the anticipated tenant improvement allowance was recorded as a component of the lease facility financing obligation, a $2.0 million receivable for lessor-funded financing within prepaid and other current assets, and $0.7 million in construction in progress for costs incurred to date as the Company has earned the right to this portion of the tenant allowance as of December 31, 2020. As of December 31, 2020, the Company had recognized $20.4 million and $1.7 million in construction in progress and accrued expenses, respectively. During the first fiscal quarter of 2021, the Company earned the right to the remaining $2.0 million of the tenant allowance and recognized the amount as a component of the expanded space. Construction associated with the expansion was completed and placed into service during the first fiscal quarter of 2021. As a result, approximately $21.0 million of cost was reclassified from construction in progress into building, leasehold improvements, and equipment.
The Company recognizes payments under the lease agreement as a reduction of the lease facility financing obligation using the effective interest method and the ground rent as operating lease expense as reflected in the schedule below. Payments on the Wateridge San Diego Facility Lease obligation for the three and nine months ended September 30, 2021 were approximately $1.2 million and $3.5 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized rent expense associated with the ground lease for the Wateridge San Diego Facility Lease of approximately $0.2 million and $0.6 million, respectively, in the consolidated statements of income.
Payments on the Wateridge San Diego Facility Lease obligation for the three and nine months ended September 30, 2020 were approximately $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized rent expense associated with the ground lease for the Wateridge San Diego Facility Lease of approximately $0.2 million and $0.6 million, respectively, in the consolidated statements of income.
In August 2021, the Company entered into a lease for a new manufacturing facility (the “Flanders San Diego Facility Lease”). The lease included tenant improvement provisions for construction prior to occupancy of up to $11.5 million, rent abatement clauses, and escalating rent payments over the life of the lease, which expires in 2032. The total future minimum lease payments under the lease agreement are $37.2 million, with optional term extensions subject to certain requirements. The Company evaluated the extent of its financial and operational involvement in the tenant improvements to the Flanders San Diego Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period. The facility includes two existing buildings. As of September 30, 2021, construction for tenant improvements associated with the leased buildings has not begun. As of September 30, 2021,the Company had taken possession of one of the two buildings, and thus recognized the fair value of the building of $4.8 million as property and equipment with a related liability within accrued expenses. The fair value of the building was estimated using a market approach that utilized observable sales within the last year for this specific asset (Level 2 inputs). Upon completion of construction, which is expected to occur during the second quarter of 2022, the Company will evaluate the lease under the sale and leaseback accounting guidance of Topic 842 to determine if the arrangement will qualify for sale-lease back accounting. For the three and nine months ended September 30, 2021, there were no material amounts recognized in rent expense in the consolidated statements of income associated with the ground lease for the Flanders San Diego Facility Lease.
The Company is also considered to be the accounting owner of its Southport, North Carolina leased facility (the “Southport Facility”).
In 2017, the Company amended its initial lease with the former related party landlord to include the lease of additional space as well as an adjustment of the base rent for the existing space. The Company continues to recognize payments under the amended lease agreement as a reduction of the facility financing obligation using the effective interest method and the ground rent as operating lease expense as noted in the schedule below. As a result of the amendment, the Company anticipates the repayment of the financing obligation by September 2024. The fair value of the leased property established at acquisition continues to be depreciated over the building’s estimated useful life of thirty-five years. For the three and nine months ended September 30, 2021 and 2020, payments on these lease obligations and the rent associated with the ground lease for the Southport Facility were not significant.
In June 2021, the Company entered into a lease for a new manufacturing facility (the “Leland Facility Lease”) to relocate the Company’s Biologics Safety Testing to a larger facility to support long-term growth. The lease included tenant improvement provisions for construction prior to occupancy of $3.6 million, a free rent period, and escalating rent payments over the life of the lease which expires in 2032. The total future minimum lease payments under the lease agreement are $12.7 million, with an option to extend subject to certain conditions. The Company evaluated the extent of its financial and operational involvement in the tenant improvements to the Leland Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period. Construction of the leased building has not begun as of September 30, 2021. Upon completion of construction, which is expected to occur during the third quarter of 2022, the Company will evaluate the lease under the sale and leaseback accounting guidance of Topic 842 to determine if the arrangement will qualify for sale-lease back accounting. For the three and nine months ended September 30, 2021, there were no material amounts recognized in rent expense in the consolidated statements of income associated with the ground lease for the Leland Facility Lease.
As of September 30, 2021, minimum annual payments under the Company’s non-cancelable lease agreements and lease financing obligations were as follows (in thousands):

	Lease Facility Financing Obligations	Operating Leases
2021 (remaining three months)	$1,070	$117
2022	4,648	1,273
2023	5,014	1,336
2024	5,109	1,371
2025	5,071	1,104
Thereafter	24,272	5,286
Total minimum payments	45,184	$10,487
Less: amount representing interest	(25,249)
Present value of future minimum lease payments	19,935
Residual value of lease facility financing obligation	36,563
Less: short-term lease facility financing obligations	(1,174)
Long-term lease facility financing obligations	$55,324
Operating leases in the table above include future minimum lease payments for the ground lease for the Southport Facility and Wateridge San Diego Facility. The table excludes future minimum lease payments for the Leland Facility Lease and Flanders San Diego Facility Lease as the fair value of the ground underlying the leased buildings were not deemed to be material.
As of September 30, 2021, payments due related to the financing component of the Leland Facility Lease and Flanders San Diego Facility Lease were as follows (in thousands):

2021 (remaining three months)	$—
2022	1,176
2023	4,408
2024	4,535
2025	4,665
Thereafter	35,080
Total minimum payments	$49,864
6.Long-Term Debt
2020 Credit Agreements
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries (the “New Borrowers”), entered into a credit agreement (the “New Credit Agreement”) to refinance existing $400.0 million long-term debt with a new $780.0 million facility. The New Credit Agreement provides for a First Lien Term Loan (the “New First Lien Term Loan”) of $600.0 million, maturing October 2027, and a Revolving Credit Facility (the New Revolving Credit Facility”) for up to $180.0 million in funding. The New Credit Agreement amended and restated the Company’s prior credit agreement as of August 2018 (the “First and Second Lien Credit Agreements”). In November 2020, the Company repaid $50.0 million of principal balance of the New First Lien Term Loan using proceeds from the IPO. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 4.75% per annum as of September 30, 2021.

The New Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of September 30, 2021 and December 31, 2020.
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
In conjunction with the Company’s divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the New Credit Agreement, the portion of the New Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by Voyager as part of the divestiture. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.
The New Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the New Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of September 30, 2021.
Interest Rate Cap
In the first fiscal quarter of 2021, the Company entered into a new interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contract’s notional amount of $415.0 million The floating rate of interest is reset at the end of each three month period. The contract expires on March 31, 2023. The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $0.1 million within non-current assets with changes in fair value recognized in the condensed consolidated statements of income.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
New First Lien Term Loan	$545,500	$550,000
Unamortized debt issuance costs	(13,916)	(15,386)
Total long-term debt	531,584	534,614
Less: current portion	(6,000)	(6,000)
Total long-term debt, less current portion	$525,584	$528,614
There were no balances outstanding on the Company’s New Revolving Credit Facility as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2021 (remaining three months)	$1,500
2022	6,000
2023	6,000
2024	6,000
2025	6,000
Thereafter	520,000
Total long-term debt	$545,500
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
Prior to the IPO, the Company’s parent, MLSH 1, granted unit-based awards to certain executives of the Company in the form of non-vested units. Our controlled subsidiary, MLSC, also granted unit-based awards to certain employees (collectively the “Incentive Units”). All awards of Incentive Units were measured based on the fair value of the award on the date of grant. Compensation expense for the Incentive Units is recognized over their requisite service period. The incentive units were subject to a combination of market, service or performance vesting conditions. For Incentive Units subject to performance conditions, the Company evaluated the probability of achieving each performance condition at each reporting date and recognized expense over the requisite service period when it was deemed probable that a performance condition will be met using the accelerated attribution method over the requisite service period. Upon completion of the IPO, all of the Incentive Units subject to a performance and market condition became vested.
The following table summarizes the total equity-based compensation expense included in the Company’s consolidated statements of income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$364	$4	$1,383	$11
Research and development	5	574	198	732
Selling, general and administrative (1)	3,198	1,271	6,647	2,190
Total equity-based compensation	$3,567	$1,849	$8,228	$2,933
____________________
(1)Amounts for the three and nine months ended September 30, 2021 include $2.4 million of incremental expense for a modification related to the Company’s divestiture of the Protein Detection segment (see Note 2).
No stock options were exercised or exercisable during the three and nine months ended September 30, 2021.
As of September 30, 2021, the total unrecognized equity-based compensation related to stock options, Incentive Units, and RSUs were $18.4 million, $1.5 million, and $1.4 million, respectively, which is expected to be recognized over a weighted-average period of approximately 3.3, 2.2, and 2.1 years, respectively.
8.Net Income Per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Net income per unit for periods prior to our IPO have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 and the 69,000,000 shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three and nine months ended September 30, 2021, has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
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
Prior to the Organizational Transactions and IPO, basic net income per common unit attributable to our member for the three and nine months ended September 30, 2020 was based on the weighted average number of common units outstanding during the period. Diluted net income per common unit is computed by adjusting the net income and the weighted-average number of common units outstanding to give effect to potentially dilutive securities.
The following table presents the computation of basic and diluted net income per common share/unit attributable to the Company for the periods presented (in thousands, except per share and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income per Class A common share/unit:
Numerator—basic:
Net income	$132,810	$39,023	$343,006	$64,344
Less: preferred unit dividends attributable to the MLSC non-controlling interests	—	(11,745)	—	(14,805)
Less: (income) loss attributable to common non-controlling interests	(78,536)	3,942	(216,410)	3,993
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$54,274	$31,220	$126,596	$53,532
Numerator—diluted:
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$54,274	$31,220	$126,596	$53,532
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan ("ESPP"), RSUs and options	$87	$—	$102	$—
Effect of the assumed conversion of Class B common stock	60,787	—	166,016	—
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$115,148	$31,220	$292,714	$53,532
Denominator—basic:
Weighted average Class A common shares/units outstanding—basic (1)	118,433	253,917	109,174	253,917
Net income per Class A common share/unit—basic	$0.46	$0.12	$1.16	$0.21
Denominator—diluted:
Weighted average Class A common shares/units outstanding—basic (1)	118,433	253,917	109,174	253,917
Weighted average effect of dilutive securities:
Effect of dilutive RSUs	41	—	29	—
Effect of dilutive ESPP and options	327	—	128	—
Effect of the assumed conversion of Class B common stock	139,227	—	148,468	—
Weighted average Class A common shares/units outstanding—diluted (1)	258,028	253,917	257,799	253,917
Net income per Class A common share/unit—diluted	$0.45	$0.12	$1.14	$0.21
____________________
(1)Amounts for the three and nine months ended September 30, 2021 represent shares of Class A common stock outstanding. Amounts for the three and nine months ended September 30, 2020 represent Topco LLC Units outstanding.
Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income per share for Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time-based incentive units	—	11,396	—	11,396
Performance-based incentive units	—	2,849	—	2,849
Options to purchase Class A common stock	283	—	289	—
Shares to be purchased under the ESPP	—	—	3	—
	283	14,245	292	14,245
9.Income Taxes
We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC generated after the IPO, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Maravai Life Sciences, Inc., the parent entity of Vector, and its subsidiaries who are taxpaying entities in the U.S., Canada, and the U.K. Topco LLC generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us. Maravai Life Sciences, Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes and internationally, primarily within the U.K. and Canada. As of September 30, 2021, we closed on the sale of the Protein Detection segment (see Note 2) and converted Maravai Life Sciences, Inc. to a limited liability company which is treated as a disregarded entity for income tax purposes.
In March 2021, the President signed the American Rescue Plan Act of 2021 (“ARPA”) into law. ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. ARPA also contains other provisions that do not have a material impact on our income tax expense and effective tax rate.
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$151,652	$38,664	$386,943	$66,855
Income tax expense (benefit)	$18,842	$(359)	$43,937	$2,511
Effective tax rate	12.4%	(0.9)%	11.4%	3.8%
The Company’s effective tax rates of 12.4% and 11.4% for the three and nine months ended September 30, 2021, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest, nondeductible expense related to the tax receivable agreement, and changes to our deferred tax assets due to changes in the estimates associated with our state tax rate.
The provision for income taxes for the three and nine months ended September 30, 2020 relate to the corporate operating companies under Maravai LifeSciences Holdings, Inc. as we did not own units in Topco LLC. The Company’s effective tax rates of (0.9)% and 3.8% for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest and a discrete tax charge associated with a building sale, offset with a release of valuation allowance on our excess interest expense carryforward due to the enactment of the CARES Act, which modified the calculation of interest deductions for 2019 and 2020.
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

As a result of the April 2021 Secondary Offering, the Company recognized additional tax basis in our investment in Topco LLC resulting in an increase in deferred tax assets and additional paid-in capital of $128.2 million. The April 2021 Secondary Offering also resulted in an increase to the payable to related parties pursuant to the Tax Receivable Agreement of $137.7 million, which resulted in an increase to the associated deferred tax asset and additional paid-in capital of approximately $28.4 million.
As a result of the September 2021 Secondary Offering, the Company recognized additional tax basis in our investment in Topco LLC resulting in an increase in deferred tax assets and additional paid-in capital of $215.4 million. The September 2021 Secondary Offering also resulted in an increase to the payable to related parties pursuant to the Tax Receivable Agreement of $227.4 million, which resulted in an increase to the associated deferred tax asset and additional paid-in capital of approximately $46.0 million.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of September 30, 2021.
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
During the three months ended September 30, 2021, Topco LLC paid tax distributions of $90.0 million to its owners, including $39.9 million to us. During the nine months ended September 30, 2021, Topco LLC paid tax distributions of $186.5 million to its owners, including $80.2 million to us. As of September 30, 2021, no amounts for tax distributions have been accrued as such payments were made during the periods.
10.Related Party Transactions
GTCR, LLC and MLSH 1
Prior to the IPO, GTCR, LLC (“GTCR”), MLSH 1’s majority owner, provided subsidiaries of the Company with financial and management consulting services through an advisory services agreement. The advisory services agreement provided that the Company pay a $0.1 million quarterly management fee to GTCR. The advisory services agreement was terminated in connection with the IPO. The Company incurred approximately $0.1 million and $0.4 million in management fees to GTCR for the three and nine months ended September 30, 2020, respectively.
The Company also reimbursed GTCR for out-of-pocket expenses incurred while providing the above professional services. The Company incurred approximately $0.2 million in out-of-pocket expenses to GTCR during the nine months ended September 30, 2020. The Company did not incur any out-of-pocket expenses to GTCR during the three and nine months ended September 30, 2021 or during the three months ended September 30, 2020.
During the three and nine months ended September 30, 2021, the Company made distributions of $50.1 million and $106.3 million, respectively, for tax liabilities to MLSH 1.

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
The Company leases the Southport Facility, which through the date of the Organizational Transactions was owned by an entity controlled by a close relative of the President of one of its subsidiaries. The President of this subsidiary also personally financed a loan to this entity, which was used to acquire the property leased by the Company. For the three and nine months ended September 30, 2020, the Company paid less than $0.1 million and approximately $0.2 million, respectively, in lease payments for the lease facility.
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
As of September 30, 2021, our liability under the TRA is $745.6 million payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. This represents increases of $137.7 million and $227.4 million to the liability during the nine months ended September 30, 2021 as a result of the April 2021 Secondary Offering and September 2021 Secondary Offering, respectively. During the nine months ended September 30, 2021, the Company recognized a gain of $9.1 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
During the three and nine months ended September 30, 2021, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA and $1.3 million of the liability has been reclassified as a short-term liability.
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
•Protein Detection: focused on manufacturing and selling labeling and visual detection reagents to scientific research customers for their tissue-based protein detection and characterization needs. The Company completed the divestiture of its Protein Detection business in September 2021 (see Note 2).
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

The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$183,055	$16,626	$5,283	$—	$(154)	$204,810
Adjusted EBITDA	$150,620	$13,556	$1,942	$(10,217)	$102	$156,003

	Nine Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$499,962	$52,483	$18,959	$—	$(608)	$570,796
Adjusted EBITDA	$402,855	$42,217	$7,511	$(30,136)	$209	$422,656

	Three Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$68,019	$14,114	$6,089	$—	$(363)	$87,859
Adjusted EBITDA	$46,704	$12,000	$2,839	$(3,721)	$(47)	$57,775

	Nine Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$129,645	$40,772	$16,404	$—	$(1,076)	$185,745
Adjusted EBITDA	$76,130	$33,571	$6,960	$(11,597)	$(224)	$104,840
During the three and nine months ended September 30, 2021, intersegment revenue was $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2020, intersegment revenue was $0.4 million and $1.1 million, respectively. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and nine months ended September 30, 2021 and 2020. Intersegment revenue represents intersegment revenue between the Nucleic Acid Production and Protein Detection segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$132,810	$39,023	$343,006	$64,344
Add:
Amortization	4,604	5,040	14,685	15,156
Depreciation	2,472	1,631	6,623	4,756
Interest expense	8,545	7,089	25,827	21,934
Income tax expense (benefit)	18,842	(359)	43,937	2,511
EBITDA	167,273	52,424	434,078	108,701
Acquisition integration costs	21	(14)	(777)	3,588
Amortization of lease facility financing obligation	(1,031)	—	(2,080)	—
Acquired in-process research and development costs	—	—	—	2,881
Equity-based compensation	3,567	1,849	8,228	2,933
GTCR management fees	—	126	—	555
Gain on sale of business	(11,249)	—	(11,249)	—
Gain on sale and leaseback transaction	—	—	—	(19,002)
Merger and acquisition related expenses (income)	(366)	124	1,550	218
Financing costs	1,034	3,266	2,038	4,966
Tax receivable agreement liability adjustment	(3,246)	—	(9,132)	—
Adjusted EBITDA	$156,003	$57,775	$422,656	$104,840

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
As of September 30, 2021, we employed a team of over 460 employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 41.0% and 41.8% for the three and nine months ended September 30, 2021, respectively. The percentage of our total revenue derived from customers in North America was 53.0% and 58.3% for the three and nine months ended September 30, 2020, respectively.
We generated revenue of $204.8 million and $570.8 million for the three and nine months ended September 30, 2021, respectively, and $87.9 million and $185.7 million for the three and nine months ended September 30, 2020, respectively.
Total revenue by segment was $182.9 million in Nucleic Acid Production, $16.6 million in Biologics Safety Testing and $5.3 million in Protein Detection for the three months ended September 30, 2021, compared to $67.7 million, $14.1 million, and $6.1 million, respectively, for the three months ended September 30, 2020.
Total revenue by segment was $499.4 million in Nucleic Acid Production, $52.5 million in Biologics Safety Testing and $19.0 million in Protein Detection for the nine months ended September 30, 2021, compared to $128.6 million, $40.8 million, and $16.4 million, respectively, for the nine months ended September 30, 2020.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $2.0 million and $6.0 million for the three and nine months ended September 30, 2021, respectively, and $1.9 million and $7.2 million for the three and nine months ended September 30, 2020, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $25.2 million and $72.5 million for the three and nine months ended September 30, 2021, respectively, and $20.5 million and $52.6 million for the three and nine months ended September 30, 2020, respectively.
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
Recent Developments
Exchanges and Secondary Offerings
April 2021 Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. The Company immediately completed a secondary offering (“April 2021 Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 3,034,041 shares of Class A common stock previously held by MLSH 2, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the condensed consolidated statements of income.
September 2021 Exchange and Secondary Offering
In September 2021, MLSH 1 executed an exchange of 17,068,559 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,068,559 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. Shortly after the exchange, the Company completed a secondary offering (“September 2021 Secondary Offering”) of 20,000,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 2,931,441 shares of Class A common stock previously held by MLSH 2 at a price of $50.00 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative in the condensed consolidated statements of income.
Divestiture
On August 5, 2021, we entered into a definitive agreement to sell Vector Laboratories, Inc. and its subsidiaries (“Vector”) to Voyager Group Holdings, Inc. (“Voyager”), a third-party unrelated to the us, for an all cash sale price of $124.0 million, subject to purchase price adjustments. The divestiture was completed on September 2, 2021, and we received total considerations of $121.9 million, which included $120.3 million in cash and $1.6 million in receivables expected to be collected based on the finalization of working capital adjustments. The sale price is also subject to adjustment based on the finalization of working capital.

As a result of the divestiture, during the three and nine months ended September 30, 2021, we recognized a pre-tax gain on sale of $11.2 million, net of transactions costs of $0.9 million, in the condensed consolidated statements of income. Income tax expense of $0.4 million relating to the gain on sale was recognized during the three and nine months ended September 30, 2021 (see Note 9 to our condensed consolidated financial statements).
Our Protein Detection segment was comprised of Vector. The sale of the Protein Detection segment represents a strategic shift as we will no longer be in the protein detection business after the sale. However, the sale did not qualify for presentation as discontinued operations since the sale of the Protein Detection segment did not have a major effect on the our operations or financial results.
In connection with the divestiture, we entered into a Transition Services Agreement (“TSA”) with Voyager to help support its ongoing operations. Under the TSA, we will provide certain transition services to Voyager, including information technology, finance and ERP, marketing and commercial, human resources, employee benefits, and other limited services. Depending on the service, the initial period ranges from one month to five months and the extension period ranges from one month to eight months. Income from performing services under the TSA was recorded within other income in the condensed consolidated statements of income and was not significant for the three and nine months ended September 30, 2021.
In August 2020, we entered into an agreement with an executive of Vector whereby the Company granted the executive incentive units of MLSH 1. In connection with the divestiture, we amended the terms of the MLSH 1 incentive units resulting in the recognition of incremental unit-based compensation expense of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative in the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
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
While our results of operations and cash flows have been positively impacted by the continued strong demand for our proprietary CleanCap® analogs and ongoing demand for highly modified RNA products, particularly mRNA, the COVID-19 pandemic could have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could cause such adverse impact include: the severity and duration of the pandemic; the emergence of new virus variants; lack of demand for COVID-19 vaccines; competition faced by our customers from other COVID-19 vaccine manufacturers; the U.S. economy and global economy, including impacts resulting from supply chain constraints and inflationary pressures; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions.
In response to the spread of COVID-19, we have been and continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that are required to be completed on-site, limit the number of such personnel that can be present at our facilities at any one time, and continue to provide flexibility to some of our personnel to work remotely.
In the event that government authorities were to further modify current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Although there are currently positive signs with vaccine availability and reductions in infection rates, the full extent of the potential impact on our business is still uncertain. There are various factors that may affect this including the emergence of new variants, the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, and vaccine hesitancy. We will continue to closely monitor and evaluate our business operations.
We remain fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, in addition to the measures noted above, we have adopted significant protective measures for our employees on site, including conducting weekly COVID-19 testing, staggered shifts, and hygiene best practices recommended by the Centers for Disease Control and Prevention (the “CDC”) and local public health officials. Additionally, we implemented a new company policy concerning COVID-19 vaccinations effective during the fourth quarter of 2021. This includes vaccine requirements for all employees, with certain limited exceptions. In addition, we have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue from royalties attributable to the out-licensing of our proprietary biological assets intellectual property that we may develop. We generated total consolidated revenue of $204.8 million and $570.8 million for the three and nine months ended September 30, 2021, respectively, and $87.9 million and $185.7 million for the three and nine months ended September 30, 2020, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection.
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
Protein Detection Segment
Our Protein Detection segment products, which included a portfolio of labeling and visual detection reagents, were purchased by our scientific research customers for their tissue-based protein detection and characterization needs. In September 2021, we completed the divestiture of Vector, which made up its Protein Detection segment.
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation from awards issued by both MLSH 1 and one of our subsidiaries, and stock options and restricted stock units (“RSUs”) we have issued, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation awards, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material to the three and nine months ended September 30, 2021 and 2020.
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
Gain on sale of business. In the third quarter of 2021, we completed the sale of Vector, which represented our Protein Detection business, to Voyager and recorded a gain of $11.2 million. For additional information pertaining to the disposition, please refer to Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Interest Expense
Interest expense consists of interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt.
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
As the sole manager of Topco LLC, we operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC. Accordingly, we consolidate the financial results of Topco LLC, and report a non-controlling interest based on LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheets as of September 30, 2021. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of income and consolidated statements of comprehensive income.

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

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per share and per unit amounts)
Revenue	$204,810	$87,859	133.1%
Operating expenses:
Cost of revenue (1)	32,047	19,760	62.2%
Research and development (1)	1,950	1,868	4.4%
Selling, general and administrative (1)	25,189	20,510	22.8%
Gain on sale of business	(11,249)	—	*
Total operating expenses	47,937	42,138	13.8%
Income from operations	156,873	45,721	243.1%
Other expense	(5,221)	(7,057)	(26.0)%
Income before income taxes	151,652	38,664	292.2%
Income tax expense (benefit)	18,842	(359)	*
Net income	$132,810	$39,023	240.3%
Net income attributable to non-controlling interests	78,536	73	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$54,274	$38,950	39.3%

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. (2):
Basic	$0.46	$0.12
Diluted	$0.45	$0.12
Weighted average number of Class A common shares/units outstanding (2):
Basic	118,433	253,917
Diluted	258,028	253,917
Non-GAAP measures:
Adjusted EBITDA	$156,003	$57,775
Adjusted Free Cash Flow	$153,771	$42,521
____________________
*Not meaningful

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands, except per share and per unit amounts)
Revenue	$570,796	$185,745	207.3%
Operating expenses:
Cost of revenue (3)	99,928	56,254	77.6%
Research and development (3)	6,046	7,212	(16.2)%
Selling, general and administrative (3)	72,511	52,624	37.8%
Gain on sale of business	(11,249)	—	*
Gain on sale and leaseback transaction	—	(19,002)	*
Total operating expenses	167,236	97,088	72.3%
Income from operations	403,560	88,657	355.2%
Other expense	(16,617)	(21,802)	(23.8)%
Income before income taxes	386,943	66,855	478.8%
Income tax expense	43,937	2,511	1649.8%
Net income	$343,006	$64,344	433.1%
Net income attributable to non-controlling interests	216,410	582	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$126,596	$63,762	98.5%

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. (2):
Basic	$1.16	$0.21
Diluted	$1.14	$0.21
Weighted average number of Class A common shares/units outstanding (2):
Basic	109,174	253,917
Diluted	257,799	253,917
Non-GAAP measures:
Adjusted EBITDA	$422,656	$104,840
Adjusted Free Cash Flow	$412,642	$83,118
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change
Cost of revenue	$364	$4	*
Research and development	5	574	(99.1)%
Selling, general and administrative	3,198	1,271	151.6%
Total equity-based compensation expense	$3,567	$1,849	92.9%
____________________
*Not meaningful
(2)These periods have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements and the shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the three and nine months ended September 30, 2021, has been calculated by dividing net income for the period, and adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share/LLC unit gives effect to the potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable.
(3)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2021	2020	Change
Cost of revenue	$1,383	$11	*
Research and development	198	732	(73.0)%
Selling, general and administrative	6,647	2,190	203.5%
Total equity-based compensation expense	$8,228	$2,933	180.5%
____________________
*Not meaningful
Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Nucleic Acid Production	$182,901	$67,656	170.3%	89.3%	77.0%
Biologics Safety Testing	16,626	14,114	17.8%	8.1%	16.1%
Protein Detection	5,283	6,089	(13.2)%	2.6%	6.9%
Total revenue	$204,810	$87,859	133.1%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Nucleic Acid Production	$499,354	$128,569	288.4%	87.5%	69.2%
Biologics Safety Testing	52,483	40,772	28.7%	9.2%	22.0%
Protein Detection	18,959	16,404	15.6%	3.3%	8.8%
Total revenue	$570,796	$185,745	207.3%	100.0%	100.0%
Comparison of Three Months Ended September 30, 2021 and 2020
Total revenue was $204.8 million for the three months ended September 30, 2021 compared to $87.9 million for the three months ended September 30, 2020, representing an increase of $117.0 million, or 133.1%.
Nucleic Acid Production revenue increased from $67.7 million for the three months ended September 30, 2020 to $182.9 million for the three months ended September 30, 2021, representing an increase of $115.2 million, or 170.3%. The increase in Nucleic Acid Production revenue was the result of continued strong demand for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scaled production and increased demand for mRNA products as this technology becomes incorporated into more therapeutic and vaccine programs.
Biologics Safety Testing revenue increased from $14.1 million for the three months ended September 30, 2020 to $16.6 million for the three months ended September 30, 2021, representing an increase of $2.5 million, or 17.8%. The increase was driven by continued high demand and strong sales due to the breadth of our global product offerings supporting cell and gene therapies, biosimilars, and biologic development programs.
Protein Detection revenue decreased from $6.1 million for the three months ended September 30, 2020 to $5.3 million for the three months ended September 30, 2021, representing a decrease of $0.8 million, or 13.2%. The decrease was primarily driven by the divestiture of Vector, our Protein Detection segment, in early September 2021.
Comparison of Nine Months Ended September 30, 2021 and 2020
Total revenue was $570.8 million for the nine months ended September 30, 2021 compared to $185.7 million for the nine months ended September 30, 2020, representing an increase of $385.1 million, or 207.3%.

Nucleic Acid Production revenue increased from $128.6 million for the nine months ended September 30, 2020 to $499.4 million for the nine months ended September 30, 2021, representing an increase of $370.8 million, or 288.4%. The increase in Nucleic Acid Production revenue was driven by continued strong demand for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scaled production, and ongoing demand for highly modified RNA products, particularly mRNA.
Biologics Safety Testing revenue increased from $40.8 million for the nine months ended September 30, 2020 to $52.5 million for the nine months ended September 30, 2021, representing an increase of $11.7 million, or 28.7%. The increase was driven by higher demand as the result of growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs, coupled with higher revenue generated from contract services.
Protein Detection revenue increased from $16.4 million for the nine months ended September 30, 2020 to $19.0 million for the nine months ended September 30, 2021, representing an increase of $2.6 million, or 15.6%. The increase was primarily due to resumption of research laboratory work from prior year shutdowns as a result of the COVID-19 pandemic, coupled with increased demand for Vector’s products. This increase was partially offset by our divestiture of Vector in early September 2021.
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
Prior to February 2021 when the sale of a building in the United Kingdom was completed, we had approximately $0.3 million of long-lived assets associated with that building. As of September 30, 2021, all of our long-lived assets were located within the United States.
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$183,055	$16,626	$5,283	$—	$(154)	$204,810
Adjusted EBITDA	$150,620	$13,556	$1,942	$(10,217)	$102	$156,003

	Nine Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$499,962	$52,483	$18,959	$—	$(608)	$570,796
Adjusted EBITDA	$402,855	$42,217	$7,511	$(30,136)	$209	$422,656

	Three Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$68,019	$14,114	$6,089	$—	$(363)	$87,859
Adjusted EBITDA	$46,704	$12,000	$2,839	$(3,721)	$(47)	$57,775

	Nine Months Ended September 30, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$129,645	$40,772	$16,404	$—	$(1,076)	$185,745
Adjusted EBITDA	$76,130	$33,571	$6,960	$(11,597)	$(224)	$104,840

Comparison of Three Months Ended September 30, 2021 and 2020
Inter-segment revenue was $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended September 30, 2021 and 2020.
Comparison of Nine Months Ended September 30, 2021 and 2020
Inter-segment revenue was $0.6 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the nine months ended September 30, 2021 and 2020.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$132,810	$39,023	$343,006	$64,344
Add:
Amortization	4,604	5,040	14,685	15,156
Depreciation	2,472	1,631	6,623	4,756
Interest expense	8,545	7,089	25,827	21,934
Income tax expense (benefit)	18,842	(359)	43,937	2,511
EBITDA	167,273	52,424	434,078	108,701
Acquisition integration costs (1)	21	(14)	(777)	3,588
Amortization of lease facility finance obligation (2)	(1,031)	—	(2,080)	—
Acquired in-process research and development costs (3)	—	—	—	2,881
Equity-based compensation (4)	3,567	1,849	8,228	2,933
GTCR management fees (5)	—	126	—	555
Gain on sale of business (6)	(11,249)	—	(11,249)	—
Gain on sale and leaseback transaction (7)	—	—	—	(19,002)
Merger and acquisition related expenses (income) (8)	(366)	124	1,550	218
Financing costs (9)	1,034	3,266	2,038	4,966
Tax receivable agreement liability adjustment (10)	(3,246)	—	(9,132)	—
Adjusted EBITDA	$156,003	$57,775	$422,656	$104,840
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions.
(2)Refers to cash rent paid for our Wateridge San Diego, CA facility, which is recorded as a reduction to the financing lease obligation on the condensed consolidated balance sheet.
(3)Refers to in-process research and development charge associated with the acquisition of MockV Solutions, Inc.
(4)Refers to non-cash expense associated with equity-based compensation.
(5)Refers to cash fees paid to GTCR, LLC (“GTCR”), pursuant to the advisory services agreement that was terminated in connection with our IPO.
(6)Refers to the gain on the sale of Vector, which was completed in September 2021.
(7)Refers to the gain on the sale of our Burlingame, California facility, which was leased back to the Company in 2020.

(8)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated. This also includes $0.9 million of deferred gain associated with our sale leaseback arrangement for our Burlingame, California facility, which was accelerated as part of our divestiture of the Protein Detection segment in September 2021.
(9)Refers to transaction costs related to our IPO and the refinancing of our long-term debt that are not capitalizable or cannot be offset against proceeds from such transactions.
(10)Refers to the loss (gain) related to the adjustment of our tax receivable agreement liability primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$156,003	$57,775	$422,656	$104,840
Capital expenditures (1)	(2,232)	(15,254)	(10,014)	(21,722)
Adjusted Free Cash Flow	$153,771	$42,521	$412,642	$83,118
____________________
(1)We define capital expenditures as purchases of property and equipment, which are included in cash flows from investing activities, and accounts payable and accrued expenses and other current liabilities.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Cost of revenue	$32,047	$19,760	62.2%	15.6%	22.6%
Research and development	1,950	1,868	4.4%	1.0%	2.1%
Selling, general and administrative	25,189	20,510	22.8%	12.3%	23.3%
Gain on sale of business	(11,249)	—	*	(5.5)%	—%
Total operating expenses	$47,937	$42,138	13.8%	23.4%	48.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Cost of revenue	$99,928	$56,254	77.6%	17.5%	30.3%
Research and development	6,046	7,212	(16.2)%	1.1%	3.9%
Selling, general and administrative	72,511	52,624	37.8%	12.7%	28.3%
Gain on sale of business	(11,249)	—	*	(2.0)%	—%
Gain on sale and leaseback transaction	—	(19,002)	*	—%	(10.2)%
Total operating expenses	$167,236	$97,088	72.3%	29.3%	52.3%
____________________
*Not meaningful
Costs of Revenue
Comparison of Three Months Ended September 30, 2021 and 2020
Cost of revenue increased by $12.3 million from $19.8 million for the three months ended September 30, 2020 to $32.0 million for the three months ended September 30, 2021, or 62.2%. The increase in cost of revenue was primarily attributable to an increase in direct product costs, supplies and materials resulting from higher revenue, as well as increases in personnel costs associated with overall growth and expansion of the Company. Gross profit increased by $104.7 million from $68.1 million for the three months ended September 30, 2020 to $172.8 million for the three months ended September 30, 2021. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Comparison of Nine Months Ended September 30, 2021 and 2020
Cost of revenue increased by $43.7 million from $56.3 million for the nine months ended September 30, 2020 to $99.9 million for the nine months ended September 30, 2021, or 77.6%. The increase in cost of revenue was primarily attributable to an increase in direct product costs resulting from increased business, increases in personnel costs driven by the Company’s growth and expansion, higher overall supplies and materials costs, and higher consulting and professional service fees to support the Company growth. Gross profit increased by $341.4 million from $129.5 million for the nine months ended September 30, 2020 to $470.9 million for the nine months ended September 30, 2021. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Research and Development
Comparison of Three Months Ended September 30, 2021 and 2020
Research and development expenses increased by $0.1 million from $1.9 million for the three months ended September 30, 2020 to $2.0 million for the three months ended September 30, 2021, or 4.4%. The increase in expenses from the prior period was not significant.
Comparison of Nine Months Ended September 30, 2021 and 2020
Research and development expenses decreased by $1.2 million from $7.2 million for the nine months ended September 30, 2020 to $6.0 million for the nine months ended September 30, 2021, or 16.2%. The decrease in expenses from the prior period is primarily attributable to the $2.9 million of in-process research development costs related to an asset acquisition incurred during the first quarter of 2020, partially offset by an increase of $1.0 million in supplies and materials and $0.6 million in personnel costs to support our expanding research and development activities during 2021.
Selling, General and Administrative
Comparison of Three Months Ended September 30, 2021 and 2020
Selling, general and administrative expenses increased by $4.7 million from $20.5 million for the three months ended September 30, 2020 to $25.2 million for the three months ended September 30, 2021, or 22.8%. The increase was primarily due to a $3.1 million increase in professional service costs predominantly due to consulting and accounting/audit fees, tax services, and corporate insurance and $2.4 million of incremental unit-based compensation expense for a modification related to our divestiture of Vector.
Comparison of Nine Months Ended September 30, 2021 and 2020
Selling, general and administrative expenses increased by $19.9 million from $52.6 million for the nine months ended September 30, 2020 to $72.5 million for the nine months ended September 30, 2021, or 37.8%. The increase was primarily due to a $9.8 million increase in personnel expenses primarily driven by an increase in employee headcount, related stock-based compensation, and bonuses and a $8.2 million increase in professional service fees primarily driven by increased consulting and accounting/audit fees, tax services, and corporate insurance.
Gain on sale of business
Comparison of Three and Nine Months Ended September 30, 2021 and 2020
The gain on sale of business of $11.2 million for the three and nine months ended September 30, 2021 was from the sale of Vector in September 2021. There was no gain on sale of business for the three and nine months ended September 30, 2020.
Gain on sale and leaseback transaction
Comparison of Nine Months Ended September 30, 2021 and 2020
The gain on sale and leaseback transaction of $19.0 million for the nine months ended September 30, 2020 was from the sale of our Burlingame, California facility, which was leased back to the Company in 2020. There was no gain on sale and leaseback transaction for the nine months ended September 30, 2021.

Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Interest expense	$(8,545)	$(7,089)	20.5%	(4.1)%	(8.0)%
Change in payable to related parties pursuant to a Tax Receivable Agreement	3,246	—	*	1.6%	—%
Other income	78	32	143.8%	0.0%	0.0%
Total other expense	$(5,221)	$(7,057)	(26.0)%	(2.5)%	(8.0)%

	Nine Months Ended September 30,			Percentage of Revenue
	2021	2020	Change	2021	2020
Interest expense	$(25,827)	$(21,934)	17.7%	(4.5)%	(11.8)%
Change in payable to related parties pursuant to a Tax Receivable Agreement	9,132	—	*	1.6%	—%
Other income	78	132	(40.9)%	0.0%	0.1%
Total other expense	$(16,617)	$(21,802)	(23.8)%	(2.9)%	(11.7)%
____________________
*Not meaningful
Comparison of Three Months Ended September 30, 2021 and 2020
Other expense was $7.1 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2021, representing a decrease of $1.8 million, or 26.0%. The decrease in expense was primarily attributable to a $3.2 million gain related to the payable to related parties pursuant to a Tax Receivable Agreement that was recorded during the three months ended September 30, 2021 as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate. This was partially offset by higher interest expense as a result of a larger outstanding debt balance for the period.
Comparison of Nine Months Ended September 30, 2021 and 2020
Other expense was $21.8 million for the nine months ended September 30, 2020 compared to $16.6 million for the nine months ended September 30, 2021, representing a decrease of $5.2 million, or 23.8%. The decrease in expense was primarily attributable to a $9.1 million gain related to the payable to related parties pursuant to a Tax Receivable Agreement that was recorded for the nine months ended September 30, 2021 as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate. This was partially offset by higher interest expense as a result of a larger outstanding debt balance for the period.
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
We incurred approximately $0.1 million and $0.4 million in management fees to GTCR for the three and nine months ended September 30, 2020, respectively. We incurred approximately $0.2 million in out-of-pocket expenses to GTCR for the nine months ended September 30, 2020. We did not incur any out-of-pocket expenses to GTCR during the three and nine months ended September 30, 2021 or during the three months ended September 30, 2020.
During the three and nine months ended September 30, 2021, we paid distributions of $50.1 million and $106.3 million, respectively, for tax liabilities to MLSH 1.

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
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during the nine months ended September 30, 2021. As of September 30, 2021, our liability under the TRA was $745.6 million. This represents increases of $137.7 million and $227.4 million to the liability during the nine months ended September 30, 2021 as a result of the April 2021 Secondary Offering and September 2021 Secondary Offering, respectively. During the nine months ended September 30, 2021, we recognized a gain of $9.1 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
Liquidity and Capital Resources
Overview
As of September 30, 2021, we had cash of $547.9 million and retained earnings of $127.5 million. We had net income of $132.8 million and $343.0 million for the three and nine months ended September 30, 2021. We also had positive cash flows from operations of $310.4 million for the nine months ended September 30, 2021.
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
Our total debt outstanding of $545.5 million as of September 30, 2021, was comprised of our First Lien Term Loan. We had no outstanding borrowings under our New Revolving Credit Facility as of September 30, 2021.
New Credit Agreement
On October 19, 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of ours, along with its subsidiaries Vector Laboratories (“Vector”), TriLink BioTechnologies and Cygnus Technologies (together with Intermediate, the “Borrowers”) entered into the New Credit Agreement with lending institutions, for term-loan borrowings (the “New First Lien Term Loan”) totaling $600.0 million to refinance our outstanding senior secured credit facilities and to allow for a distribution to our members. The New Credit Agreement also provided for a revolving credit facility (the “New Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the New Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties. The New First Lien Term Loan bears interest at an annual rate equal to the Eurocurrency rate (i.e. the LIBOR rate) plus an applicable rate. The interest rate was 4.75% per annum as of September 30, 2021.
In conjunction with our divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the New Credit Agreement, the portion of the New Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by Voyager as part of the divestiture. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.
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
As of September 30, 2021, we were in compliance with the covenants under the New Credit Agreement.
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
As of September 30, 2021, our liability under the TRA was $745.6 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$310,403	$72,756
Investing activities	111,317	14,917
Financing activities	(110,051)	12,540
Effects of exchange rate changes on cash	45	(31)
Net increase in cash	$311,714	$100,182
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was $310.4 million, which was primarily attributable to a net income of $343.0 million, non-cash depreciation and amortization of $21.3 million, non-cash amortization of deferred financing costs of $2.0 million, non-cash equity-based compensation of $8.2 million, and a non-cash decrease in deferred income taxes of $29.4 million. These are partially offset by a non-cash gain on sale of business of $11.2 million, non-cash gain on the revaluation of liabilities under the TRA of $9.1 million, and a net cash outflow from the change in our operating assets and liabilities of $72.3 million.
Net cash provided by operating activities for the nine months ended September 30, 2020 was $72.8 million, which was primarily attributable to a net income of $64.3 million, non-cash depreciation and amortization of $19.9 million, non-cash amortization of deferred financing costs of $1.3 million, non-cash equity-based compensation of $2.9 million, acquired in-process research and development costs of $2.9 million, and a net cash outflow from the change in our operating assets and liabilities of $0.3 million. These are partially offset by an increase in non-cash deferred income taxes of $1.3 million and a gain on sale of leaseback transaction of $19.0 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was $111.3 million, which was primarily comprised of net cash receipts of $120.0 million from the sale of Vector and cash receipts of $0.5 million from the sale of our United Kingdom facility. These are partially offset by net cash outflows of $9.2 million for property and equipment purchases.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $14.9 million, which was primarily attributable to the sale and leaseback of our Burlingame, California facility for $34.5 million, partially offset by net cash outflows of $16.6 million for property and equipment purchases and $3.0 million for an asset acquisition, net of cash acquired.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $110.1 million, which was primarily attributable to $106.3 million of distributions for tax liabilities to non-controlling interest holders and $4.5 million of principal repayments of long-term debt.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $12.5 million, which was primarily attributable to $15.0 million of proceeds from borrowings of long-term debt, partially offset by $1.9 million of principal repayments of long-term debt.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2021 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Lease facility financing obligations (1)	$95,048	$5,438	$18,111	$56,661	$14,838
Operating leases (2)	10,487	1,072	2,683	5,411	1,321
Debt obligations (3)	545,500	6,000	12,000	12,000	515,500
TRA payments (4)	745,552	1,298	75,940	85,088	583,226
Total	$1,396,587	$13,808	$108,734	$159,160	$1,114,885
____________________
(1)Represents lease facility financing obligations. See Note 5 to our condensed consolidated financial statements for additional information.
(2)Represents operating leases including the ground lease for our Wateridge San Diego Facility and Southport Facility. See Note 5 to our condensed consolidated financial statements for additional information.
(3)Represents long-term debt principal maturities, excluding interest. See Note 6 to our condensed consolidated financial statements for additional information.
(4)Reflects the estimated timing of TRA payments as of September 30, 2021. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 10 to our condensed consolidated financial statements for additional information regarding our liability under the TRA.
Tax distributions are required under the terms of the Topco LLC Agreement. See Note 9 to our condensed consolidated financial statements for additional information regarding tax distributions.
The New Credit Agreement requires mandatory prepayments upon certain excess cash flow, subject to certain step-downs and threshold levels as defined and set forth in the terms of the New Credit Agreement, to commence with the fiscal year ending December 31, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As the global aggregate market value of our voting and non-voting common stock that was held by non-affiliates exceeded $700.0 million as of June 30, 2021, we expect to be classified as a large accelerated filer, and therefore will cease being an emerging growth company, as of December 31, 2021. As a result, our independent registered public accounting firm will be required to provide an attestation report on our system of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act in such Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2021, our primary exposure to interest rate risk was associated with our variable rate long-term debt. The New Credit Agreement bear interest subject to the Base Rate or the Adjusted Eurocurrency Rate. Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of September 30, 2021, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $415.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each calendar quarter end. The contract expires on March 31, 2023.
We had $545.5 million of outstanding borrowings under our New First Lien Term Loan as of September 30, 2021. For the three and nine months ended September 30, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $3.9 million, respectively.
We had cash of $547.9 million as of September 30, 2021. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
The majority of our revenue is denominated in U.S. dollars; however, approximately 59.0% and 58.2% of our revenue was derived from international sales for the three and nine months ended September 30, 2021, respectively, primarily in Europe and Asia Pacific. However, only our sales in the United Kingdom are denominated in local currency. Our remaining international sales are denominated in the U.S. dollar. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States and, to a lesser extent, the United Kingdom. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to maintain and grow our product sales and profitability depends, in part, on our ability to maintain and enforce our patents and other intellectual property rights. Proposed actions to waive intellectual property protections for COVID-19 vaccines and associated technology, such as those under discussion at the World Trade Organization, which are supported by the U.S. government, may impact our ability to fully assert our intellectual property rights related to our CleanCap product in connection with the production of COVID-19 vaccines. Further, these policy actions may complicate our analysis and decision-making with respect to both research and development and capital investment, given the potential for lower returns on those investments that could result from our inability to fully protect our intellectual property. If we are unable to successfully navigate these considerations, the future revenues and profitability of our business could be negatively impacted. We are unable to estimate the impact of these potential policies given that they remain undefined and their adoption is uncertain.
Risks Related to Being a Public Company
We currently qualify as an “emerging growth company”; however, we will cease to qualify as such as of December 31, 2021, and will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We currently qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company will become a “large accelerated filer” and lose emerging growth company status as of December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in our Annual Report for the year ending December 31, 2021. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.
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

Item 2. Unregistered Sales of Equity Securities
On April 12, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, MLSH 1 exchanged 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) for an equal number of shares of Class A common stock to be sold in the April 2021 Secondary Offering. The shares issued to MLSH 1 in the exchange were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
On September 9, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, MLSH 1 exchanged 17,068,559 LLC Units (paired with the corresponding shares of Class B common stock) for an equal number of shares of Class A common stock to be sold in the September 2021 Secondary Offering, which closed on September 13, 2021. The shares issued to MLSH 1 in the exchange were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6.    Exhibits

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

2.2#
Amendment No. 1, dated as of September 2, 2021, to the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021)

10.1#‡
Amendment No. 1, effective as of June 6, 2021, to the Supply Agreement, dated as of October 9, 2020, among TriLink Biotechnologies, LLC, Pfizer Inc. and BioNTech SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021)

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
_______________

#
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

‡	Certain portions of this Exhibit that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: November 12, 2021