Form 10-K
period 2021-12-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2022-03-01
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,744.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $41.73 per share.
As of February 22, 2022, 131,489,384 shares of the registrant’s Class A common stock were outstanding and 123,669,196 shares of the registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated include those discussed under the heading “Summary of Risk Factors” and “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Part I.
Item 1. Business
Overview
Maravai LifeSciences Holdings, Inc. (also referred to in this document as “Maravai”, “we”, “us” or “the Company”) is a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, and novel vaccines and to support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry consultants, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development spanning research to commercialization and include complex nucleic acids for diagnostic and therapeutic applications, and antibody-based products to detect impurities during the production of biopharmaceutical products.
Our businesses principally address high growth market segments in biopharmaceutical development. In particular, the field of cell and gene therapy has emerged as one of the fastest growing treatment modalities to address a host of human conditions. There are more than 1,600 cell and gene therapies in development or launched and sales in this category are expected to grow more than 5 times by 2024, according to industry consultants and management estimates. Our portfolio offers key products for each stage of the cell and gene therapy development lifecycle. For example, our messenger RNA (“mRNA”) products are used in drug development to assist in the production of immune-activating antigens; our CleanCap® technology is used to stabilize mRNA and streamlines mRNA manufacturing; and our plasmid DNA products are used as templates for the production of our ribonucleic acid (“RNA“) products. We also provide biologics safety testing technology used to ensure the safety of the biological drug manufacturing process and drug products. Developers of therapeutics and vaccines, including cell and gene therapies, comprise about 85% of our customer base.
Our proprietary capabilities and products underpin the value we aim to provide to our customers. Among other capabilities, we are experts in RNA and mRNA products, which are challenging and often unstable molecules requiring significant chemical modifications to ensure their stability and efficacy in our customers’ applications. Notably, according to research commissioned by us in November 2021 consisting of over 55 interviews with our current and former customers, our competitors and industry experts focused across our two ongoing business segments (the “Industry Analysis”), we believe CleanCap is viewed as a leading solution to incorporate the five prime (“5’”) cap into mRNA. CleanCap is a novel chemical approach to produce the 5’ cap analog, which, in addition to making mRNA more stable, aids in protein production and helps prevent an unwanted immune response to the mRNA. CleanCap had been incorporated into several mRNA programs targeting immunization against the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). These programs included two commercial programs led by Pfizer in partnership with BioNTech and one led by BioNTech in partnership with Fosun Pharma, one phase I clinical program led by Chulalongkorn University, one phase I/II clinical programs led by Imperial College London, one phase I/II clinical program led by the University of Tokyo in partnership with Daiichi-Sankyo, one phase III program led by CureVac, and two pre-clinical programs by eTheRNA Immunotherapies and Greenlight Biosciences. Given the early stage of these last two programs, there can be no assurance they will continue to use CleanCap through commercialization. We believe our CleanCap products have also been incorporated into vaccine development programs for other infectious diseases, including Influenza.
In addition to vaccines for infectious disease, we estimate our mRNA and CleanCap products have also been incorporated in at least 59 therapeutic programs in development as of December 31, 2021. These therapeutic programs address a number of disease states, including ornithine transcarbamylase deficiency, glycogen storage disorders, Alpha-1 antitrypsin deficiency, acute lymphoblastic leukemia, Hurler syndrome, ovarian cancer and cardiovascular disease. These therapeutic programs also use multiple therapeutic modalities, including CRISPR/Cas-9, transcription activator-like effector nuclease (TALENS), enzyme replacement therapies, allogeneic CAR-T cells and base editing. Should one or more of these programs proceed to commercialization, we believe we will continue to supply our customers and our products will likely be incorporated in customer regulatory filings. Additionally, the U.S. Food and Drug Administration (“FDA”) issued policies on February 22, 2021 to guide medical product developers concerning the development of products to address the future of variants of the COVID-19 virus specifically covering vaccines and therapeutics. We believe this guidance may streamline the future development and approval of mRNA vaccines utilizing our products and that they would likely be incorporated into customer regulatory filings as a result.
mRNA is at the core of our capabilities. We developed our expertise in mRNA with a belief in its potential as a therapeutic modality. The first clinical trial for an mRNA therapeutic agent occurred in 2016. Now, more than 200 clinical trials are in the pipeline, principally focused on vaccines against viruses and cancer vaccines. With the COVID-19 pandemic, mRNA has shown its potential for more rapid vaccine design and manufacture when compared to traditional techniques involving culturing inactivated virus to elicit an immune response. According to the World Health Organization, there were nearly 350 COVID-19 vaccine development programs as of December 2021, with two candidates approved in the RNA class and 23 additional RNA lead candidates for approval with anticipated program data readouts, including results of preclinical studies and phase I/II and phase III clinical trials. COVID-19 has helped highlight the potential advantage of mRNA as a treatment modality and directed significant resources to the growing base of knowledge about mRNA. This knowledge is now being directed at future vaccine programs including for influenza, Lyme disease, malaria, HIV, tuberculosis, shingles, rabies, yellow fever, respiratory syncytial virus (“RSV”) and Zika, as well as for therapeutic agents for a host of human diseases. We are positioned to serve our biopharmaceutical customers in the fast-growing field of mRNA across a range of clinical programs for a variety of diseases.
Forming long-term partnerships with our customers is core to our strategy. Today, we primarily serve our customers during the product development and process development phases. During product development, we collaborate with our customers to develop and synthesize nucleic acids, which in some cases comprise the active pharmaceutical ingredient (“API”) of our customers’ products in development. We also provide our customers a host of chemically complex and highly specialized raw materials. Process development is a complex phase that establishes highly validated procedures and determines the investment in facilities and equipment required to bring biopharmaceutical products to market. These decisions impact the viability of our customers’ products for the long term. During process development, we provide enzyme-linked immunosorbent assays (“ELISAs”) that reduce the risk posed by impurities and contaminants in biological drugs, a critical step to ensure the safety of the drug product.
While we do not provide products that are themselves regulated as drugs or in vitro diagnostics, our customers frequently incorporate our products into their highly validated products and processes. For example, we provide oligonucleotides and antibody-based products used by in vitro diagnostic product manufacturers for their on-market products. Because of the extensive validation required for these products, these components are frequently purchased for the life of our customers’ products and we believe they are unlikely to be substituted. In addition, our analytical tools are used in the design and development of manufacturing processes and often will be used throughout the life cycle of our customers’ manufactured products. Once our services or products are qualified by our customers, we are written into regulatory documents and standard operating procedures. As a result, our customer relationships frequently span many years.
The nature of our products and their uses require that they be manufactured by highly trained personnel in state-of-the-art facilities following exacting procedures to ensure quality. As of December 31, 2021, approximately 19% of our workforce have earned advanced degrees and all receive rigorous training on our procedures. We manufacture our nucleic acid products at our San Diego, California facility (“Wateridge facility”), one of our three facilities in the United States. The Wateridge facility was purpose-built to address our customers’ needs for critical raw materials manufactured under certain good manufacturing practices (“GMP”) conditions and APIs for investigational use. Our raw material products are manufactured following the voluntary quality standards of ISO 9001:2015. Our GMP-grade raw materials follow ISO 9001:2015 standards, additional voluntary GMP quality standards and customer specific requirements. Our API products are manufactured following the voluntary quality standards of ISO 9001:2015, the International Council for Harmonisation’s GMP Guide, comparable GMP principles for the European Union and customer specific requirements. We believe our products are exempt from compliance with the current GMP (“cGMP”) regulations of the FDA, as our products are further processed or incorporated into final drug products by our customers and we do not make claims related to their safety or effectiveness. As of December 31, 2021, we had invested $81.6 million in our Wateridge facility. Our other facilities are similarly designed for specific applications with quality systems to match our customers’ requirements. All of our facilities meet applicable ISO standards.
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
Our products address our customers’ needs for nucleic acid production and biologics safety testing, and our operations are aligned to these two segments. Our products and the end markets they serve are depicted in the following image:
Nucleic Acid Production (89% of Revenue for the Year Ended December 31, 2021)
We are a global provider of highly modified, complex nucleic acids and related products. We have recognized expertise in complex chemistries and products provided under exacting quality standards. Our core offerings include mRNA, long and short oligonucleotides, our proprietary CleanCap capping technology and oligonucleotide building blocks. Our offerings address key customer needs for critical components, from research to GMP-grade materials. We market our nucleic acid products under the TriLink BioTechnologies® and Glen Research brands.
The growth in our nucleic acid production business segment has been fueled by the significant growth in biological drugs in development, many of which are cell and gene therapies, and by the rapid rise in mRNA vaccines. mRNA as a treatment modality has been an area of acute interest for many years.
The success of COVID-19 vaccines has helped highlight the potential advantage of mRNA as a treatment modality and significant investments have been made industry wide to developing future mRNA vaccines as well as for therapeutic agents for a host of human diseases. We are positioned to serve our biopharmaceutical customers in the fast-growing field of mRNA across a range of clinical programs for a variety of diseases.

We further serve cell and gene therapies with our RNA and mRNA products and expect to supplement with our newly launched plasmid DNA capability. In addition to the vaccine programs above, our products have been incorporated in at least 59 therapeutic development programs including programs focused on CRISPR/Cas-9, CAR-T, base editing, and enzyme replacement therapies, among others, with over 50 utilizing CleanCap technology.
Our nucleic acid products fall into four main categories: mRNA, RNA Capping (CleanCap), oligonucleotides and plasmid DNA. We began offering our plasmid DNA products in the first quarter of 2021.
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
mRNA has traditionally been a difficult molecule for vaccine and therapeutic purposes. mRNA is inherently unstable compared to DNA and is susceptible to degradation by ubiquitous enzymes called RNases. mRNAs are also physically and chemically fragile and can degrade at elevated temperatures and under shear forces that occur during downstream manufacturing processes. We have developed manufacturing processes that overcome many of these obstacles, resulting in highly effective mRNA.
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
RNA Capping. Within the mRNA category, we also offer our CleanCap products. Our proprietary CleanCap analogs principally serve the mRNA vaccine and therapeutics markets, including vaccine candidates in development for immunizing against COVID-19. Cap analogs are a component of mRNA that aids in protein production as well as in making mRNA more stable inside cells. For mRNA to serve as a template to make a protein, it requires a special cap at the 5’ end of the molecule. The cap structure also affects the stability of the mRNA. Lack of a cap can result in activation of the innate immune system, which can affect the production of the desired protein or elicit undesired biological effects. We offer a suite of CleanCap analogs that are specifically made for therapeutics and vaccines. Based on the Industry Analysis, we believe our cap analogs are critical features of several mRNA vaccines in development.
Traditionally, the 5’ cap has been added in one of two ways. The cap can be added post mRNA synthesis by an enzymatic process. This enzymatic method has several drawbacks, including the high cost of the capping enzymes as well as the need to perform additional processing steps to the mRNA to remove enzymes and byproducts of the capping reaction. While capping efficiency is usually high, the extra processing steps typically result degredation and mRNA of poorer quality. The second method is to add a synthetic cap analog into the transcription reaction such that the mRNA is transcribed and capped in a single step. Anti-reverse cap analog (“ARCA”) is an example of a cap analog that is added to the transcription reaction. This avoids the workflow challenges of the enzymatic process, but typically results in lower yields.
Like ARCA, CleanCap is a synthetic, chemically-made mRNA 5’ cap analog added to the transcription process in a single step. Unlike ARCA, however, CleanCap results in significantly higher levels of capping efficiency, resulting in very low levels of uncapped mRNA, which in turn minimizes the risk of activation of the innate immune system. In addition, CleanCap’s higher mRNA yields compared to ARCA result in lower cost of goods. When compared to enzymatic capping, CleanCap removes the additional downstream purification steps required. We have developed a suite of CleanCap analogs that are specifically designed for therapeutics and vaccines. CleanCap is sold as a stand-alone reagent or bundled with other mRNA products.

mRNA products represented 90% of our nucleic acid production revenue for the year ended December 31, 2021 (including the revenue from CleanCap products).
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
We also provide nucleoside triphosphates (“NTPs”). NTPs are the precursors to DNA and RNA. They are composed of a nitrogen base bound to either ribose or deoxyribose with three phosphate groups added to the sugar. We manufacture NTPs that are used in polymerase chain reactions (“PCR”), in sequencing reactions and in the manufacture of mRNA. The NTPs can be unmodified, composed of the four standard bases, or modified, with a base altered to enhance a particular biological property, such as the ability to evade the innate immune system in therapeutic applications. TriLink BioTechnologies NTPs are used by customers in both research and clinical trial applications.
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
Biologics Safety Testing (9% of Revenue for the Year Ended December 31, 2021)
We provide products and services under the Cygnus Technologies®, LLC (“Cygnus Technologies”) brand that ensure the purity of our customers’ biopharmaceutical products, including biological drugs. For over 20 years, the Cygnus Technologies brand has been associated with products and services that enable the detection of impurities present in bioproduction. Our biologics safety testing products are used during development and scale-up, during the regulatory approval process and throughout commercialization. We are recognized globally for the detection of host cell proteins (“HCPs”) and process-related impurities during bioproduction.
Our customers in this segment manufacture a broad range of biopharmaceutical products. These include monoclonal antibodies and recombinant proteins, both as novel biologics and biosimilars, and recombinant vaccines, including vaccines to prevent COVID-19 and to treat cancer. We also provide products in support of the development of cell and gene therapies. Recombinant vaccines and cell and gene therapies rely on manufacturing of various viral vectors produced using recombinant nucleic acid and cell culture technologies. Viral vector manufacturing processes require rigorous analytics, including testing for process-related impurities such as HCPs, host cell DNA, purification leachates, growth media additives and enzymes used in viral vector purification processes.
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
Our comprehensive catalog of Cygnus Technologies HCP ELISA kits cover 23 expression platforms and provides the specificity and sensitivity to detect impurities with reproducibility, which supports regulatory compliance. Our reputation for quality is recognized by the industry and global regulatory agencies, with Cygnus Technologies assays used as reference methods throughout the industry and to support manufacturing and quality control of commercialized biologics.
Our customers in this segment are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies.

Cygnus Technologies product categories include HCP ELISA kits, other bioprocess impurity and contaminant ELISA kits, viral clearance prediction kits, ancillary reagents and custom services.
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
Viral Clearance Prediction kits. In 2020, Cygnus Technologies introduced the MockV® Minute Virus of Mice (“MVM”) kit, a novel, proprietary viral clearance prediction tool that includes a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction. The kit enables manufacturers to conduct viral clearance assessments easily and economically and to predict outcomes in-house ahead of costly and logistically challenging live viral clearance studies.
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
Protein Detection (2% of Revenue for the Year Ended December 31, 2021)
The remaining 2% of revenue generated in the year ended December 31, 2021, was from the sale of products to detect the expression of proteins in tissues of various species by our Protein Detection segment. In September 2021, we completed the divestiture of Vector Laboratories, our Protein Detection segment which is not considered to be a significant part of our portfolio or capabilities.

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
Innovation, Proprietary Technologies and Expertise Underpin Our Portfolio
Our expertise in complex chemistries leads customers to seek our collaboration in designing complex products that meet high performance expectations. Based on the responses to the Industry Analysis, we believe the solutions we provide, in many cases, cannot be provided effectively by our competitors. In certain cases, like our CleanCap technology, our know-how is backed by intellectual property. In other cases, such as our HCP products, our antibodies are proprietary and therefore can only be supplied by us. We believe the proprietary nature of our expertise and products solidifies our long-term customer relationships.
Products with Outstanding Quality Performance
We believe our products stand out when compared to those of our competitors’ because they present innovative solutions to customer needs, as indicated by the responses to the Industry Analysis, while providing reliable performance and quality. CleanCap, for example, offers advantages over competing capping technologies in yield, stability and safety. Our oligonucleotides address complex chemistry challenges, which we believe few competitors can address. The results of the Industry Analysis indicate that our HCP ELISAs have defined the market for impurity detection and we believe they have become a de facto standard in biologics safety testing. Similarly, our protein detection assays have been recognized for their performance for over 40 years.
Trusted Brands
Our TriLink BioTechnologies, Glen Research, and Cygnus Technologies brands are well known in their respective markets for consistent quality and performance. This brand recognition has been earned over decades. Our manufacturing processes, quality standards, technical support and high-touch customer service ensure that we maintain the reputation of our brands.
State-of-the-Art Manufacturing Facilities
Our biopharmaceutical customers manufacture their products to meet stringent quality standards under strict regulatory guidelines and expect their critical suppliers to meet their exacting requirements. Our customers further expect that we have the production capacity to meet their needs in a timely manner. As of December 31, 2021, we had invested approximately $81.6 million into our flagship Wateridge facility and its five dedicated manufacturing suites to produce materials under GMP conditions, along with the required quality systems to meet requirements specified by our customers. Additionally, this investment in our Wateridge facility allows us to meet our customers demand for our nucleic acid products, including CleanCap. We similarly invest in our other sites to ensure we meet our customers’ expectations. We believe that the capacity to manufacture to stringent biopharmaceutical standards is constrained within the industry and our ability to meet this demand sets us apart from our competition.
Experienced Leaders and Talented Workforce
Our management includes experienced leaders with demonstrated records of success at Maravai and other highly regarded industry participants. In addition, as of December 31, 2021, approximately 19% of our workforce have earned advanced degrees and all receive rigorous on the job training. We believe the quality of our personnel is critical to ensuring the collaborative, long-standing relationships we maintain with many of our customers.
Our Markets
We participate in two distinct market segments: nucleic acid production and biologics safety testing, which, according to industry consultants, together represented approximately $15.3 billion in annual spending in 2021 and which are expected to grow at a 8% compound annual growth rate (“CAGR”) through 2024. Of that combined market, we estimate our addressable portion represents approximately $4.7 billion. Our addressable segments as a whole, adjusted for the mix of products we offer, are expected to grow at a weighted average blended rate of 7% per annum through 2024, according to industry consultants and management estimates. We benefit from favorable industry dynamics in our broader market segments and specific growth drivers in our addressable market segments.
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
In addition to the continued trend toward outsourcing, several market developments are driving increased growth, above the broader market growth rates, in our addressable market segments, including:
•Pivot toward mRNA vaccines driven in part by COVID-19. The first two vaccines to be approved for use in combating the COVID-19 pandemic were mRNA vaccines, including the vaccine developed by Pfizer and BioNTech which uses our CleanCap product. According to the World Health Organization, there are 23 mRNA COVID-19 vaccines in the clinic and an additional 24 mRNA based COVID-19 vaccines in pre-clinical development. The mRNA vaccine technology is gaining prominence as a result of its fast development time, lower relative manufacturing costs and improved safety because of the lower risk of unwanted immune responses. In addition to the COVID-19 vaccines, mRNA technology is being used for other infectious disease vaccines. There are four influenza vaccines in clinical trials and an additional 50 non-flu vaccines in the clinic and another 84 pre-clinical vaccine programs that have been disclosed. RNA expertise is highly specialized and customers seek partners to provide these complex products. A small number of providers, like ourselves, can provide this RNA capability.
•Rapid growth in development of cell and gene therapies. Sales of cell and gene therapy drugs are expected to exceed $30 billion in sales by 2024. A record number of recent approvals (Abecma, Brevanzi, Imlygic, Rethymic and Stratagraph) were all granted FDA approval in 2021 and have added clinical credibility to cell and gene therapies. We support the development of cell and gene therapies with products used in gene editing and cell therapy research. For example, our host cell protein assays are used during the manufacturing of viral vectors and plasmid DNA. Further, we participate by providing RNA guide strands or mRNA that encodes for gene-editing enzymes, such as Cas9.
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
•COVID-19 providing both short-term and expected long-term growth. Several of our product categories have experienced accelerated growth in 2021, notably our CleanCap and oligonucleotide products. We expect the impact of COVID-19 on our growth to sustain in the longer-term as the entire mRNA category benefits from lessons learned during the COVID-19 pandemic. We expect research in other mRNA vaccines and therapeutic categories to experience increased growth as research conducted for COVID-19 diffuses more broadly into other vaccines and therapies. The following table shows the impact COVID-19 has had on our business from 2020 through 2021 and its ongoing longer term impact.
Nucleic Acid Production Market
The nucleic acid production market includes the production and synthesis of reagents for research and manufacturing of DNA and RNA-based biologics. Nucleic acid production is a $11.0 billion market expected to grow at 7% annually through 2024. Growth has generally accelerated in recent years with continued innovation in cell and gene therapy, including mRNA therapeutics and synthetic biology approaches. Our addressable portion of the market is $3.8 billion with expected growth of 6% annually through 2024. This growth rate is driven by our exposure to high growth sub-markets including RNA cap analog production and mRNA. Capping and mRNA growth is fueled by the continued growth of nucleic acid vaccines and therapies, which we expect will accelerate because of research into COVID-19. That research has highlighted the benefits of mRNA vaccines and therapies more broadly.
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
Biologics Safety Testing Market
The biologics safety testing market includes the detection and clearance of downstream bioprocessing product and process impurities. Biologics safety testing is a $4.3 billion market expected to grow at 12% annually through 2024. We participate in the HCP and other process related impurities and viral contamination segments of this market for biopharmaceutical vaccine and therapeutics manufacturing. These addressable segments account for $0.9 billion of the market and are expected to grow at 12% annually through 2024. The growth in this market is driven by continued growth of biologics and biosimilars and increased outsourcing of process development.
Our Strategy
Our customers strive to improve human health. Our goal is to provide them with products and services to accelerate their development efforts, from basic research through clinical trials and ultimately to commercialization for drugs, therapeutics, diagnostics and vaccines.
Supporting Biopharmaceutical Customers from Product Development Through to Commercialization
Our customers include both emerging and established biopharmaceutical leaders developing novel drugs, therapeutics, diagnostics and vaccines. Emerging biopharmaceutical customers frequently seek the support we can offer in our state-of-the-art facilities under our stringent quality standards, with the capabilities that result from the capital and process investments we have made over the last several years. We are capable of manufacturing reagents from research-grade to GMP-grade, which often exceeds the in-house capabilities of our pre-commercial customers. The results of the Industry Analysis indicate that our emerging and established customers also seek us out for our leading capabilities in nucleic acid chemistries and process control assays. We have expertise in complex chemistries, especially in highly modified nucleic acids and mRNA, and we believe we are a leader in applying these capabilities to the development of vaccines and therapeutics. We further support our customers as they transition from product development to commercialization by providing critical raw materials for their drugs. A core component of our strategy is the continued investment in facilities, quality standards and products and services that allow us to support our customers through the entire life cycle of their drugs.
Developing Proprietary Technologies that Deepen our Relationships with Our Customers
We believe we are experts in nucleic acids and our scientists aim to develop proprietary enabling technologies that become integral to our customers’ products. For example, CleanCap, our proprietary chemical capping technology, has demonstrated its advantages in terms of the stability of the associated mRNA and its efficiency in protein production when compared to traditional capping technologies. This efficiency has led biopharmaceutical customers to employ CleanCap in their vaccine and therapeutic programs. As those products proceed through development into commercialization, we believe CleanCap will be a critical input in on-market vaccines and therapeutics.
Forming Long-Term Partnerships for Critical Biopharmaceutical Components and Process Tests
Our products are frequently incorporated into regulated and highly validated therapeutic and diagnostic products and processes. Our biopharmaceutical customers expect us to provide them with consistent, high-quality products that meet narrow specifications, and that we ensure their supply chain for such products for the length of their programs. In many cases, we may be the sole source of the products we provide. We therefore take seriously our responsibility to our biopharmaceutical partners, and by extension the patients they serve. Our emphasis on partnership generally leads to long-term relationships with our customers.
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
•be leaders in their market niche(s);
•have differentiated or proprietary products and processes that provide clear value to our biopharmaceutical and other customers; and
•have a track record of attractive rates of growth and compelling returns on invested capital.
Our acquisition strategy is to invest significantly in our acquired businesses. We strive to rapidly integrate their information and financial systems. All of our companies share a common enterprise resource planning system, and we implement our financial controls and reporting systems soon after acquisition. We seek opportunities to invest in their facilities and personnel to provide an operating foundation for growth. We also augment their commercial capabilities through a combination of sales and marketing resources dedicated to each business, supported by our global marketing infrastructure.
We will continue to seek a balance between driving growth organically and inorganically through opportunistic acquisitions.
Commercial
We have relationships with the following categories of customers: developers of therapeutics and vaccines, other biopharmaceutical and life science research companies, academic institutions and molecular diagnostic companies. Developers of therapeutics and vaccines, including cell and gene therapies, comprise about 85% of our customer base. Our biopharmaceutical customers include startups, established biotechnology companies and large pharmaceutical companies developing enzyme replacement therapies, gene editing therapies, ex vivo therapies and vaccines.
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
Nucleic Acid Production
Within nucleic acid production, we compete with four primary types of companies: (1) chemistry companies that create and produce the basic monomers, amidites, and supports that go into the creation of an oligonucleotide; (2) oligonucleotide manufacturers that specialize in custom oligonucleotide development of varying complexities and scales; (3) mRNA biotechnology companies that create fully processed mRNA and specialize in custom, complex orders; and (4) CDMOs that have the capability to accept work from large biopharmaceutical companies and serve as the outsourcing entity for the development and manufacturing of nucleic acid products. However, it is important to note that CDMOs seldom offer proprietary products.
For mRNA capping analogs, we compete principally with Thermo Fisher and Hongene Biotech Corporation, who offer alternatives to CleanCap. Many biopharmaceutical companies produce capping solutions in-house using enzymatic or ARCA processes. However, given CleanCap’s high yield and process efficiency, many customers who previously insourced these processes have begun to partner with us. Based on the Industry Analysis, we believe our products and services are more effective than those of our competitors. Deep scientific expertise, intellectual property protection and specialty equipment serve as barriers to entry in this space.

For our mRNA offerings, we compete with Aldevron (a subsidiary of Danaher) and System Biosciences, among others. Based on the Industry Analysis, we believe we have a reputation for our expertise in the RNA space with talented scientists who are constantly pushing the frontier of RNA science. This scientific expertise and the required high-cost equipment serve as barriers to entry. In addition to our expertise, we believe our GMP cleanroom manufacturing process differentiates us from competitors.
For custom oligonucleotides, we compete with a number of manufacturers. Custom oligonucleotide providers include those that provide complex, highly modified oligonucleotides and those that provide less complex offerings. In the custom oligonucleotide space, complexity is based on the length of the sequence and level of modification to the phosphate backbone. Large manufacturers like Integrated DNA Technologies, Thermo Fisher and EMD Millipore Corporation (“Millipore Sigma”) serve less complex customer needs while we, LGC Biosearch Technologies and GenScript Biotech Corporation serve more complex customer needs. In the custom oligonucleotide market, we have a reputation for accepting complex orders and delivering high purity products that reduce researcher re-work and save money. Quick turnaround times and the ability to produce at scale are essential requirements in this segment.
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
Biologics Safety Testing
For drugs in early development, we compete against other bioprocess impurity kit providers such as BioGenes (“BioGenes”) or Enzo Life Sciences (“Enzo”). Competitors generally offer fewer expression platforms (generally between one and three) compared to our offering of 23 expression platforms and a total of 78 different ELISA impurity detection kits. As a drug successfully moves forward to validation and approval stages, a customer may either continue with an off-the-shelf kit or they may begin the process to develop a custom assay that is tailored to meet their specific host cell and manufacturing process needs. During the entire drug development process, and especially during this decision, we are partners with the manufacturer and provide our expertise to help them make the best bioprocess quality control and testing-related decisions.
If a drug manufacturer continues with an off-the-shelf assay from development to validation and approval, they will generally stay with the incumbent kit provider due to the extensive validation they have conducted. For custom assay development, our main competitors are BioGenes, Rockland Immunochemicals and some CDMOs and CROs with custom assay development capabilities. The trend in recent years has been for CDMOs, CROs and large biopharmaceutical companies to focus on core competencies and outsource host cell protein assays or qualify off-the-shelf kits when possible.
Licenses and Collaborations
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
The term of the Broad Patent License Agreement extends through the expiration of the last to expire claim of any of the licensed patents. We are entitled to terminate the Broad Patent License Agreement for convenience at any time on at least three (3) months written notice, in which case we must continue to pay license maintenance fees and royalties as noted above for the sale of products that are not covered by the specific claims of the licensed patent rights but are otherwise derived from such licensed patent rights or from products covered by such licensed patent rights. Broad may terminate the license for our uncured failure to make payments, for our uncured material breach or if we bring a patent challenge against any of the institutional rights holders.

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
We must pay royalties to LSU until the expiration of the last to expire licensed patents. We are entitled to terminate the LSU Patent License Agreement for convenience at any time on at least sixty (60) days written notice, subject to paying in full all amounts due up to the date of termination and cessation of any exercise of the licensed rights thereafter. LSU may terminate the license for our uncured failure to make payments or our uncured material breach.
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
The AmberGen Agreement was initially in effect for a five-year term but is now in a series of automatic one-year renewal terms. Either party may terminate the AmberGen Agreement on six (6) months written notice or immediately for material breach of the other party or, subject to a cure period, for certain bankruptcy-related events.
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
The BTI Biosearch Dyes Agreement was originally in effect for a term of two years and is now in a series of annual year-to-year renewals. Either party has the right to opt-out of such renewals upon ninety (90) days notice prior to the next renewal. Either party can terminate the agreement for convenience at any time on six months’ written notice. Either party can terminate the agreement for the other party’s uncured material breach or insolvency.
Manufacturing and Supply
We occupy facilities in San Diego, California, Southport, North Carolina and Sterling, Virginia. Except for our Sterling facility, all our facilities are engaged in the manufacture of reagents.
Our Wateridge facility in San Diego, in particular, was designed and built by us in conjunction with the building owner to contain fully functional chemical and biological manufacturing operations from material receiving to product distribution and has its own loading dock, manufacturing gas delivery system, solvent delivery and waste system, ISO 8 and ISO 7 designated customer manufacturing suites and integrated building management systems for required site control.
We continue to invest in our San Diego facility with recent expansions allowing for the manufacture of plasmid DNA and creation of ISO Class 8 and ISO Class 7 clean rooms providing for an expansion of the scale at which we can manufacture CleanCap and NTPs, supported by a pilot plant for development of large-scale manufacturing processes. This investment has allowed us to substantially increase our capacity for nucleic acid production and specifically CleanCap meeting the growing demand from our customers without interruption or constraints.

Our Southport operations are engaged in the manufacture and processing of antibody and ELISA kits. The facilities incorporate laboratory, manufacturing, bottling, shipping and waste handling capabilities. Our Sterling facility was designed to perform quality control, aliquoting, packaging and shipping and houses the appropriate space and systems.
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
Active Pharmaceutical Ingredients (“APIs”) for Clinical Trials
We provide APIs to customers for use in preclinical studies through and including clinical trials. We hold a drug manufacturing license with the California Food and Drug Branch of the California Department of Public Health for manufacture of APIs for clinical use and are subject to inspection to maintain licensure. Manufacture of APIs for use in clinical trials is regulated under § 501(a)(2)(B) of the FDCA, but is not subject to the current GMP regulations in 21 CFR § 211 by operation of 21 CFR § 210. We follow the principles detailed in the International Council for Harmonisation (“ICH”) Q7, Good Manufacturing Practice Guide for Active Pharmaceutical Ingredients (Section 19, APIs For Use in Clinical Trials) in order to comply with the applicable requirements of the FDCA, and the comparable GMP principles for Europe; European Community, Part II, Basic Requirements for Active Substances Used as Starting Materials (Section 19, APIs For Use in Clinical Trials). APIs are provided to customers under customer contracts that outline quality standards and product specifications. As products advance through the clinical phases, requirements become more stringent, and we work with customers to define and agree on requirements and risks associated with their product.
Customers’ biopharmaceutical products early in their development have a high failure rate and often do not advance through the clinical stages to commercialization. Our customers are required to follow regulatory pathways that are not always known, which may cause additional unforeseen requirements placed on us as their contract manufacturer and delays in advancing to the next stage of product development. We also provide novel compounds for cell and gene therapy applications, which result in additional challenges for our customers attempting to obtain regulatory approval given that this field is relatively new, and regulations are evolving. Customer clinical trials rely on approval from institutional review boards (“IRBs”) and patient and volunteer enrollment, which makes timelines unpredictable for advancing to the next stage in product development. Preclinical studies and clinical trials conducted by our customers are also expensive and data may be negative or inconclusive causing customers to abandon projects that were expected to continue. Regulatory requirements in both the United States and abroad are always evolving and compliance with future laws may require significant investment to ensure compliance.
Other Regulatory Requirements
Environmental laws and regulations. We believe that our operations comply in all material respects with applicable laws and regulations concerning environmental protection. There have been no material effects upon our earnings or competitive position resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment. Our capital and operating expenditures for pollution control in 2020 and 2021 were not material and are not expected to be material in 2022.
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
Patents. Our intellectual property strategy is focused on protecting through patents and other intellectual property rights our core products and services, including CleanCap, and related instrumentation and applications. In addition, we protect our ongoing research and development into critical reagents for cell and gene therapy through patents and other intellectual property rights. Our patent portfolio generally includes patents and patent applications relating to compositions and methods for the production of oligonucleotides, nucleic acids, immunofluorescence assays, and mock viral particles. We may own provisional patent applications, and provisional patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications either directly or via the PCT within 12 or 30 to 32 months, respectively. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in such provisional patent applications. We cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.
Issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications are granted a term of 21 years from the earliest effective filing date of a non-provisional patent application. Issued patents may be extended beyond the natural 21 year term for regulatory or administrative delay in accordance with provisions of applicable local law. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
The following granted patents relate to our CleanCap products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	10494399	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10519189	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10913768	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3352584	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2016328645	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	6814997	Compositions and methods for synthesizing 5′-Capped RNAs	2036
The following patent relates to our oligonucleotide synthesis support technology.

Jurisdiction	Patent Number	Title	Expiration
United States	7491817	Universal Supports for Oligonucleotide Synthesis	2022
The following patents relate to our MockV related products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	9632087	Methods for evaluating viral clearance from a biopharmaceutical solution employing mock viral particles	2034
United States	10309963	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
Europe	3044339	Methods and kits for quantifying the removal of mock virus particles from a purified solution	2034
Australia	2014320015	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
China	105899684	Method and kit for quantifying pseudoviral particles removed from purified solution	2034
Trademarks. Our trademark portfolio is designed to protect the brands of our current and future products and includes U.S. trademark registrations for our company name, Maravai LifeSciences®, subsidiary names Cygnus Technologies and TriLink Biotechnologies and various product names, such as CleanCap and MockV.
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
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or provide any competitive advantage. We cannot provide any assurance that any patents will be issued from our pending or any future patent applications or that any issued patents will adequately protect our products or technology. Our intellectual property rights may be invalidated, held unenforceable, circumvented, narrowed or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States. Furthermore, it may be difficult to protect our trade secrets. While we have confidence in the measures we take to protect and preserve our trade secrets, they may be inadequate and can be breached, and we may not have adequate remedies for violations of such measures. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Moreover, our invention assignment agreements with employees, collaborators, outside scientific collaborators, consultants, advisors and other third parties may not be self-executing or otherwise provide meaningful protection for our intellectual property rights. If we do not adequately protect our intellectual property, third parties, including our competitors, may be able to use our technologies to produce and market products that compete with us and erode our competitive advantage. For more information regarding risks related to intellectual property, please see Item 1A. “Risk Factors—Risks Related to our Intellectual Property.”
Human Capital Resources
As of December 31, 2021, we had over 470 full-time employees. Among our employees, 43% identified as female and 57% identified as male. Approximately 19% of our employees had advanced degrees. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We offer a highly competitive compensation and benefits program to attract and retain top talent, and all employees receive equity awards under our 2020 Omnibus Incentive Plan.
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
•Open Communication. We focus on open door sharing with our focus on constant improvement as individuals and as an organization.
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
We are committed to the health, safety and well-being of our employees. All employees exposed to potential hazards are required to complete annual health and safety training, including laboratory chemical safety, hazard communication and hazardous waste management. To better track, report and improve upon occupational health and safety, we have implemented a health and safety management system that includes an online incident reporting platform across all sites. To mitigate the impact of COVID-19 on our employees, we instituted new processes, guidelines and preparedness measures within the context of each of our offices’ unique culture and geographies. For example, employees in our San Diego facilities received free weekly mandatory COVID-19 testing, and each employee wore contract tracing devices to assist with contact tracing in the event of exposure. We also implemented outreach efforts focusing on the mental health of our employees on topics such as anxiety, depression, sleep, stress and substance abuse. Through our employee assistance program, employees are offered up to three sessions with licensed counseling professionals at no cost to the employee, as well as additional online resources.
Available Information
Our website is located at www.maravai.com, and our investor relations website is located at investors.maravai.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. Our filings with the SEC are also available, free of charge, on the SEC's website at www.sec.gov. We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
•Certain of our products are used by customers in the production of vaccines and therapies, some of which represent relatively new and still-developing modes of treatment. Unforeseen adverse events, negative clinical outcomes, development of alternative therapies, or increased regulatory scrutiny of these and their financial cost may damage public perception of the safety, utility, or efficacy of these vaccines and therapies or other modes of treatment and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenue and have an adverse effect on our performance.
•We are dependent on our customers’ spending on and demand for outsourced nucleic acid production and biologics safety testing products and services. A reduction in spending or demand could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Risks Related to Our Business and Strategy
Certain of our products are used by customers in the production of vaccines and therapies, some of which represent relatively new and still-developing modes of treatment. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of these and their financial cost may damage public perception of the safety, utility, or efficacy of these vaccines and therapies or other modes of treatment and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenue and have an adverse effect on our performance.
Gene therapy and nucleic acid vaccines remain relatively new and are under active development, with only a few gene therapies and nucleic acid vaccines, including those for COVID-19, approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or nucleic acid vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. Following the release of nucleic acid COVID-19 vaccines, including those that incorporate our CleanCap® products, segments of the population have criticized their safety and efficacy impacting vaccine demand. In addition, ethical, social, legal and financial concerns about gene therapy and nucleic acid vaccines, including COVID-19 vaccines, could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products and services, which could negatively affect our revenue and performance.
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, has affected, and may continue to affect our business, financial condition, results of operations, cash flows and prospects.
The COVID-19 pandemic led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the spread of COVID-19, we restricted access to our facilities mostly to personnel and third parties required to perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that many of our personnel work remotely. In the event that government authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing facilities and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
Any of these factors could severely impact our research and development activities, manufacturing business operations and sales or delay necessary interactions with local regulators, third-party vendors and other important contractors and customers. While our results of operations and cash flows have been positively impacted by the continued strong demand for our proprietary CleanCap analogs and ongoing demand for highly modified RNA products, particularly mRNA, continued demand for COVID-19 vaccine related products and services, which currently comprise a significant portion of our revenue, may decrease as populations are vaccinated, the COVID-19 pandemic subsides or antiviral therapeutic alternatives are developed successfully. In addition, other effects of the COVID-19 pandemic may impact our financial results. For example, our former protein detection segment experienced a decrease in sales for the second quarter of 2020 relative to the same period in 2019 due to stay-at-home orders in the San Francisco Bay Area and the closure of many academic laboratories.
The extent to which the pandemic may negatively impact our consolidated operations and results of operations or those of our third-party manufacturers, suppliers, partners or customers continues depend on future developments. The factors that could cause such adverse impact include: the severity and duration of the pandemic; the emergence of new virus variants; lack of demand for COVID-19 vaccines; competition faced by our customers from other COVID-19 vaccine manufacturers; the U.S. economy and global economy, including impacts resulting from supply chain constraints and inflationary pressures; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic and associated economic disruptions.
Changes in economic conditions could negatively impact our revenue and earnings.
Our reagents are sold primarily to biopharmaceutical and academic organizations developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our biologics safety testing customers are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies, which largely serve the biopharmaceutical industry. Our nucleic acid production customers are largely vaccine and therapeutic drug makers or diagnostics manufacturers, which rely in part on government healthcare-related policies and funding. Changes in government funding for certain research or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. As a result of COVID-19, the U.S. and global economies experienced an economic downturn. Further economic downturns or reductions or delays in governmental funding could cause customers to delay or forego purchases of our products and services. In addition, the majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice. Changes in the level of orders received and filled can cause fluctuations in our quarterly revenue and earnings.
We are dependent on our customers’ spending on and demand for outsourced nucleic acid production amd biologics safety testing products and services. A reduction in spending or demand could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
In addition, in the event we, or our suppliers, fail to meet required quality standards and if our products experience, or are perceived to experience, a material defect or error, our products could be recalled or we may be unable to timely deliver products to our customers, which in turn could damage our reputation for quality and service. In the past, certain of our custom mRNA and CleanCap reagent products have been sold with insufficient capping efficiency or with incorrect transcription instructions. Additionally, several lots of our host cell protein (“HCP”) enzyme-linked immunosorbent assay (“ELISA”) biologics safety testing kits have experienced a possible instability drift and decrease in accuracy. Although we have taken steps to improve our quality review, product documentation and reference testing procedures, we cannot guarantee that we will not experience quality assurance issues with our products in the future. Any such failure could, among other things, lead to increased costs, delayed or lost revenue, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, reimbursement to customers for lost drug product, starting materials and active pharmaceutical ingredients, other customer claims, damage to and possibly termination of existing customer relationships, increased insurance costs, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products, any of which could harm our business, financial condition, results of operations, cash flows and prospects. Such defects or errors could also narrow the scope of the use of our products, which could hinder our success in the market.
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
Until the 2020 fiscal year, we had incurred losses for each fiscal year since our inception. For the years ended December 31, 2018 and 2019, we incurred net losses of $16.9 million and $5.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $42.4 million. Although we generated net income of $469.3 million for the year ended December 31, 2021 and had retained earnings of $184.6 million as of December 31, 2021, we expect that our operating expenses will continue to increase as we grow our business and as a result of our becoming a public company, and we may be unable to maintain profitability for any future period. Since our inception, we have financed our operations primarily through the incurrence of indebtedness, revenue from our products and services and the sale of our equity securities, including our November 2020 initial public offering. We will need to generate significant additional revenue to maintain profitability and we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to maintain profitability and our recent and historical growth should not be considered indicative of our future performance.
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
•the success of our newer products, such as our CleanCap and mRNA products, and the introduction of other new products or product enhancements by us or others in our industry;
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
Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products and services, as well as our sites, which could negatively affect our operations and performance.
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
We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our shareholders. Further, on October 19, 2020, we entered into a credit agreement (the “Credit Agreement”), which contains a number of restrictive covenants that impose significant restrictions on our ability to make acquisitions or certain other investments.
If we are unable to continue to hire and retain skilled personnel, we will have trouble developing and marketing our products and services.
Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management and marketing personnel, who deliver high-quality and timely services to our customers and keep pace with cutting-edge technologies and developments in biologics. We face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources. In recent years, recruiting, hiring and retaining employees with expertise in our industry and in the geographies where we operate has become increasingly difficult as the demand for skilled professionals has increased and as a result of labor shortages resulting from COVID-19. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and services and our business, financial condition, results of operations, cash flows and prospects.
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
•our ability to execute on our strategy to scale-up our CleanCap technology to meet increasing demand and provide channels to access our CleanCap technology and life science reagents;
•the rate of adoption of our products and services by biopharmaceutical companies, academic institutions and others;
•the relative reliability and robustness of our products and services as a whole and the components of our life science offerings, including, for example, CleanCap and our assays for detecting host cell proteins;
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
We expect a portion of our future revenue growth to come from introducing new products, including plasmid DNA and GMP-grade mRNA. The commercial success of all of our products and services will depend upon their acceptance by the life science and biopharmaceutical industries. Some of the products and services that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products and services, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products, services and technologies, our results of operations may suffer and, as a result, the market price of our Class A common stock may decline.
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
Opportunistic acquisitions may pose risks and challenges that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
We have made in the past, and may make in the future, selected opportunistic acquisitions of complementary businesses, products, services or technologies. In September 2016, we acquired TriLink BioTechnologies, LLC (“TriLink BioTechnologies”), in December 2016 we acquired the assets of Solulink Incorporated (“Solulink”) and in December 2017 we acquired Glen Research Corporation (“Glen Research”), which together have formed our nucleic acid business and production capabilities. In October 2016, we acquired Cygnus Technologies and in March 2020 we acquired MockV Solutions, Inc. which together constitute our biologics safety testing business. More recently, in January 2022, we acquired MyChem LLC, a provider of proprietary, ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets to complement our nucleic acid business. However, we may be unable to continue to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital.
Even if we do engage in acquisitions, any acquisition involves numerous risks, uncertainties and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, results of operations, cash flows and prospects:
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
•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property. In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies; and
•increased leverage and interest expense from financing acquisitions, which could make us more vulnerable to downturns.
There can be no assurance we will identify promising acquisition opportunities. Even if we do, there can be no assurance that any of the acquisitions we have made, or that we may make, will be successful or will be, or will remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any past or future acquisition in a reasonable time frame, or at all.
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
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition.”
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
See the “Concentration of Credit Risk” paragraph in the Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a tabular presentation of revenues from our largest customers as a percentage of total revenue for the years ended December 31, 2021, 2020 and 2019 and accounts receivable for our largest customers as a percentage of total accounts receivable for the years ended December 31, 2021 and 2020.
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
Certain of our raw materials are sourced from a limited number of suppliers and some materials, including a proprietary DNA reagent, certain packaging materials, specific cell lines for Cygnus Technologies’ operations and certain raw materials used in our nucleic acid production products, as well as those raw materials sold under the Glen Research brand, are sole sourced. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. As a consequence of the COVID-19 pandemic, global supply chains are facing challenges, including material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers. Any interruption of our supply chain could significantly affect our business, financial condition, results of operations, cash flows and prospects. While we may identify other suppliers, raw materials furnished by such replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. There can be no assurance that we will be able to secure alternative materials and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in obtaining raw materials, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.
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
We ship a significant portion of our products to our customers through independent package delivery companies, such as World Courier, FedEx, UPS and DHL. If one or more of these third-party package-delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected. Furthermore, if one or more of these third-party package-delivery providers were to experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit such that they were no longer usable. Although we have taken steps to improve our packaging and shipping containers, there is no guarantee our products will not become damaged or lost in transit in the future. If our products are damaged or lost in transit, it may result in a substantial delay in the fulfillment of our customer’s order and, depending on the type and extent of the damage, it may result in a substantial financial loss. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products or our services, which would adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
Many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Further, the California Privacy Rights Act (the “CPRA”), which was approved by California voters as a ballot initiative in November 2020, creates additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). These laws and others like it are as yet untested and may subject us to increased regulatory scrutiny, litigation, and overall risk. State laws are changing rapidly, Virginia and Colorado have passed comprehensive data privacy laws that take effect in January 1, 2023, and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject, if it is enacted.
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
We engage in business globally, with approximately 60%, 47% and 41% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively, coming from outside the U.S. In addition, one of our strategies is to expand geographically, both through distribution and through direct sales. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.
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
We may expand our operations in countries with developing economies, where it may be common to engage in business practices that are prohibited by anti-corruption and anti-bribery laws and regulations that apply to us, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Travel Act, and the UK Bribery Act 2010, which prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, including those based in foreign countries where practices which violate such U.S. laws may be customary, will comply with our internal policies. Any such non-compliance, even if prohibited by our internal policies, could have an adverse effect on our business and result in significant fines or penalties.
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
Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies and activities may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, government regulators and other market participants. Regulatory requirements related to ESG have been issued in the E.U., its Member States and other countries, particularly with respect to climate change, emission reduction and environmental stewardship. In the U.S., amongst other regulatory efforts, in February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings, and in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. We expect regulatory requirements related to ESG matters to continue to expand globally and increase our costs of compliance.
We risk damage to our brand and reputation, impacts to our ability to secure government contracts, or limited access to capital markets and loans if we fail to adapt to, or comply with, investor, lender, customer or other stakeholder expectations and standards and potential government regulation with respect to ESG matters, including in areas such as diversity and inclusion, environmental stewardship, support for local communities and corporate governance and transparency.
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
We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. To maintain the confidentiality of trade secrets and other proprietary information, we enter into confidentiality agreements with our employees, consultants, contractors, collaborators, CDMOs, CROs and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or entity or made known to the individual or entity by us during the course of the individual’s or entity’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees as well as our personnel policies also generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property or that we may obtain full rights to such inventions at our election. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, collaborators, CDMOs, CROs and others may unintentionally or willfully disclose our information to competitors. We also face the risk that present or former employees could continue to hold rights to intellectual property used by us, demand the registration of intellectual property rights in their name, and seek payment of damages for our use of such intellectual property.
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
As of December 31, 2021, we had total current and long-term indebtedness outstanding of approximately $530.6 million, including term loans of $544.0 million, and unamortized debt issuance costs of $13.4 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in the Credit Agreement have important consequences, including:
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
•making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under the Credit Agreement, bear variable rates of interest; and
•making us more vulnerable in the event of a downturn in our business.
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and prospects. Further, our Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.
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
Certain of our borrowings, including certain borrowings under our Credit Agreement, bear variable rates of interest. An increase in interest rates would increase our debt service obligations, which would have a negative impact on our net income and cash flows, including cash available for servicing our indebtedness.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. Refinancing may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our Credit Agreement include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for certain purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
The terms of the financing documents governing our Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The financing documents governing our Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
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
Pursuant to the Tax Receivable Agreement we are required to make cash payments to MLSH 1 and MLSH 2, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes related to the LLC Units held by the corporations that merged into our corporate structure as part of the Organizational Transactions (as discussed in Note 8 to our consolidated financial statements), Topco LLC and subsidiaries of Topco LLC that existed prior to our initial public offering and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Any payments made by us to MLSH 1 and MLSH 2 under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon MLSH 1 maintaining a continued ownership interest in Topco LLC.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by MLSH 1, the amount of gain recognized by MLSH 1, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
We expect that the aggregate payments that we may make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the purchase by Maravai LifeSciences Holdings, Inc. of LLC Units from MLSH 1 to be approximately $748.3 million and to range over the next 15 years from approximately $34.8 million to $63.0 million per year and decline thereafter. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this 15-year period will be approximately $713.8 million. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Maravai LifeSciences Holdings, Inc. by Topco LLC are not sufficient to permit Maravai LifeSciences Holdings, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.
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
We are subject to income taxes in the U.S. and certain foreign jurisdictions. Our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must be made yearly and must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We also must disclose changes made in our internal control and procedures on a quarterly basis. Further, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Compliance with these requirements is costly, and we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly now that we are no longer an “emerging growth company.”
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and are expected to continue to increase in the future, making some activities more difficult, time-consuming or costly and increasing demand on our systems and resources, particularly now that we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have increased our legal and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
As of December 31, 2021, we have ceased to qualify as an “emerging growth company,” and are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Consequently, our independent registered public accounting firm is required to provide the attestation report on our system of internal control over financial reporting in our Annual Reports on an ongoing basis. If we are ever unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to capital markets or other sources of funds and our stock price may be adversely affected.
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
As of December 31, 2021, investment entities affiliated with GTCR controlled approximately 57% of the voting power of our outstanding common stock and therefore GTCR controls the vote of all matters submitted to a vote of our shareholders. This control enables GTCR to control the election of the members of the Board and all other corporate decisions. Even when GTCR ceases to control a majority of the total voting power, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, GTCR will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
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
•these provisions provide that, at any time when GTCR controls, in the aggregate, less than 40% of the outstanding shares of our Class A common stock, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•these provisions prohibit shareholder action by written consent from and after the date on which GTCR controls, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;

•these provisions provide that for as long as GTCR controls, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our capital stock and at any time when GTCR controls, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when GTCR controls, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to GTCR.
We opted out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested shareholder for a period of three years following the date on which the shareholder became an interested shareholder. However, our certificate of incorporation contains a provision that provides us with protections similar to Section 203, and prevents us from engaging in a business combination with a person (excluding GTCR and any of its direct or indirect transferees and any group as to which such persons are a party) who acquires at least 85% of our Class A common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects and result in a diversion of the time and resources of our employees, management and board of directors.

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
A significant portion of our total outstanding shares of Class A common stock, including newly issued shares of Class A common stock issued upon the exchange of UP-C interests by MLSH 1, may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2021, we had 131,487,659 outstanding shares of Class A common stock, 21,681,033 of which are subject to restrictions imposed by federal securities laws. All of these shares of Class A common stock could, however, be sold from time to time, subject to restrictions imposed by federal securities laws. We also register shares of Class A common stock that we issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance. Further, as of December 31, 2021, an additional 123,669,196 shares of Class A common stock are issuable upon the exchange by MLSH 1 of its interest in Topco. The market price of our stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
Our other facilities are in Southport, North Carolina and Sterling, Virginia. Across all of our facilities we have approximately 105,000 square feet of lab and production space. All facilities are leased. A summary of our facilities is listed below.

Location	Approx. Square Footage	Products Produced	Lease Term
San Diego, CA	118,000	TriLink BioTechnologies branded reagents	May 2030
Southport, NC	20,000	Cygnus Technologies branded reagents	July 2027
Sterling, VA	21,000	Glen Research branded reagents	April 2025
Item 3. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See Item 1A. “Risk Factors—Risks Related to Our Intellectual Property—Intellectual property litigation and other proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “Risk Factors—Risks Related to Our Intellectual Property—If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our current or future products.”
Item 4. Mine Safety Disclosures
None.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock trades on The Nasdaq Global Select Market under the symbol “MRVI.”
Our Class B common stock is not listed nor traded on any stock exchange.
Stock Performance Graph
The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 20, 2020 (the first day of trading of our common stock), through December 31, 2021 for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our Class A common stock to date. The stockholder return shown in the graph below may not be indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Maravai LifeSciences Holdings, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

$150.00
$125.00
$100.00
$75.00
11/20/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Maravai LifeSciences Holdings, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Holders of Common Stock
As of February 22, 2022, there were two holders of record of our Class A common stock. This number does not include a greater number of beneficial holders of our Class A common stock whose shares are held by clearing houses, banks, brokers and other financial institutions which are aggregated into a single holder of record.
As of February 22, 2022, there was one holder of record of our Class B common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our Class A common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, including our Credit Agreement (the “Credit Agreement”) entered into in October 2020, and will depend on our results of operations, financial conditions, capital requirements and other factors that our Board deems relevant.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2021, we had the following unregistered securities transactions:
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
On December 31, 2021, pursuant to the terms of the Cash Contribution, Exchange and Forfeiture Agreement (the “Contribution Agreement”), the Company contributed $110.0 million to Topco LLC in exchange for 2,732,919 newly-issued units (the “Common Units”) of Topco LLC at a price per unit of $40.25, such price being equal to the 50-day Volume-Weighted Average Price of the Company’s publicly-traded Class A common stock, as calculated on December 31, 2021. Immediately following the foregoing contribution, in order to maintain the 1:1 ratio of the Company’s Class A Common Stock to Common Units held by the Company, each of the Company and MLSH 1 (our principal stockholder) agreed to forfeit 2.036% of their respective Common Units of Topco, resulting in the Company’s forfeiture of 2,732,919 Common Units and MLSH 1’s forfeiture of 2,570,415 Common Units and an equal number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), for no consideration. The purpose of the Contribution Agreement was to reduce the excess cash that had accumulated at the Company as a result of its “Up-C” structure and the quarterly tax distributions it has received from Topco since its initial public offering, making that cash accessible to our operating companies. The Common Units issued to the Company in connection with the Contribution Agreement were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 regarding shares of our Class A common stock that may be issued under the Company’s equity compensation plan, consisting of our 2020 Omnibus Incentive Plan (the “2020 Plan) and our 2020 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2) (3)	1,498,720	$28.63	44,332,935
Total	1,498,720	$28.63	44,332,935
____________________
(1)Includes our 2020 Omnibus Incentive Plan and 2020 Employee Stock Purchase Plan.
(2)Includes 8,295,000 shares that remain available for purchase under the 2020 Employee Stock Purchase Plan and 36,037,935 shares of common stock that remain available for grant under the 2020 Omnibus Incentive Plan. The 2020 Omnibus Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the Plan, equal to the lesser of (a) 4.0% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The 2020 Employee Stock Purchase Plan also provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the plan, equal to the lesser of (a) 1.25% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board.
(3)The weighted average exercise price includes restricted stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock units is $30.47.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis reflects our historical consolidated results of operations and financial position, and contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also see the section titled “Forward Looking Statements.” We were incorporated in August 2020 and, pursuant to the organizational transactions described in Note 8 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the organizational transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the organizational transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
This discussion and analysis generally addresses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC on March 22, 2021.
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
As of December 31, 2021, we employed a team of over 470 full-time employees, approximately 19% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are effected through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 39.7%, 52.9% and 58.7% for the years ended December 31, 2021, 2020 and 2019, respectively.
We generated revenue of $799.2 million, $284.1 million and $143.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Total revenue by segment was $711.9 million in Nucleic Acid Production, $68.4 million in Biologics Safety Testing and $19.0 million in Protein Detection for the year ended December 31, 2021, compared to $206.3 million, $54.9 million and $22.9 million, respectively, for the year ended December 31, 2020. Total revenue by segment was $72.6 million in Nucleic Acid Production, $44.4 million in Biologics Safety Testing and $26.1 million in Protein Detection for the year ended December 31, 2019. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $15.2 million, $9.3 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $100.1 million, $94.2 million and $48.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Since our inception in 2016, we have incurred net losses in each year up to December 31, 2019. For the years ended December 31, 2021 and 2020, we reported net income of $469.3 million and $78.8 million, respectively. Our net loss was $5.2 million for the year ended December 31, 2019.
Recent Developments
Divestiture
In August 2021, we entered into a definitive agreement to sell Vector Laboratories, Inc. and its subsidiaries (“Vector”) to Voyager Group Holdings, Inc. (“Voyager”), a third-party unrelated to us, for an all cash sale price of $124.0 million, subject to purchase price adjustments. The divestiture was completed in September 2021, and we received total considerations of $121.9 million, which included $120.3 million in cash and $1.6 million in receivables expected to be collected based on the finalization of working capital adjustments. The sale price is also subject to adjustment based on the finalization of working capital.
As a result of the divestiture, during the year ended December 31, 2021, we recognized a pre-tax gain on sale of $11.2 million, net of transactions costs of $0.9 million, in the consolidated statements of operations.
Our Protein Detection segment was comprised of Vector. The sale of the Protein Detection segment represents a strategic shift as we will no longer be in the protein detection business after the sale. However, the sale did not qualify for presentation as discontinued operations since the sale of the Protein Detection segment did not have a major effect on our operations or financial results.
In connection with the divestiture, we entered into a Transition Services Agreement (“TSA”) with Voyager to help support its ongoing operations. Under the TSA, we provide certain transition services to Voyager, including information technology, finance and ERP, marketing and commercial, human resources, employee benefits, and other limited services. Depending on the service, the initial period ranges from one month to five months and the extension period ranges from one month to eight months. Income from performing services under the TSA was recorded within other income in the consolidated statements of operations and was not significant for the year ended December 31, 2021.
In August 2020, we entered into an agreement with an executive of Vector whereby the executive received incentive units of MLSH 1. In connection with the divestiture, MLSH 1 amended the terms of these incentive units held by this executive resulting in the recognition of incremental unit-based compensation expense of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative in the consolidated statements of operations for the year ended December 31, 2021.
Acquisition
In January 2022, we completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets. The consideration to acquire MyChem comprised of gross purchase price of $250.0 million, subject to purchase price adjustments, and potential earn out payments payable in cash of up to $60.0 million.
Trends and Uncertainties
COVID-19 Considerations and Business Update
The global COVID-19 pandemic has created significant uncertainty, volatility, and economic disruption in the markets we operate. We have responded to the pandemic by leveraging our deep product portfolio and general scientific expertise to develop robust COVID-19-related product and service offerings providing critical support for the development of therapeutics, vaccines and diagnostics.

While our results of operations and cash flows have been positively impacted by the continued strong demand for our proprietary CleanCap® analogs and ongoing demand for highly modified RNA products, particularly mRNA, the COVID-19 pandemic could still have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could cause such adverse impact include: the emergence, duration and intensity of new virus variants; lack of demand for COVID-19 vaccines; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy, and the effectiveness of vaccines against new strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages, and inflationary pressures.
In response to the spread of COVID-19, we have been and continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that are required to be completed on-site, limit the number of such personnel that can be present at our facilities at any one time, and continue to provide flexibility to some of our personnel to work remotely.
In the event that government authorities were to further modify current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. The full extent of the potential impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to predict. These factors may include the duration and intensity of new variants, the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy, and the effectiveness of vaccines against new strains. We will continue to closely monitor and evaluate our business operations.
We remain fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, in addition to the measures noted above, we have adopted significant protective measures for our employees on site, including conducting weekly COVID-19 testing, staggered shifts, and hygiene best practices recommended by the Centers for Disease Control and Prevention (the “CDC”) and local public health officials. Additionally, we implemented a new company policy concerning COVID-19 vaccinations effective during the fourth quarter of 2021, as well as a mandatory booster policy in our San Diego location effective January 2022. These include vaccine requirements for all employees, with certain limited exceptions. In addition, we have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.
Other Trends and Uncertainties
Biopharmaceutical customers are increasingly relying on outside parties to provide important inputs and services for their clinical research and manufacturing, a development driving growth for suppliers with unique capabilities and the ability to manufacture at an appropriate scale to support customer programs. We believe that suppliers like ourselves, with this rare combination of capabilities, proprietary products and the required investment in manufacturing and quality systems, are benefiting from rapid growth as biopharmaceutical customers seek to partner with a small number of trusted suppliers. In addition to the continued trend toward outsourcing, several market developments are driving increased growth, in our addressable market segments, including: (i) pivot toward mRNA vaccines driven in part by COVID-19; (ii) rapid growth in development of cell and gene therapies; (iii) large and growing pipeline of protein-based therapeutics; (iv) rise in molecular diagnostics driven by COVID-19; and (v) COVID-19 providing both short-term and expected long-term growth. See more information under Part I, Item 1. Business.
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
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry, and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our credit agreement (the “Credit Agreement”) that governs our ability to access more than

$63.0 million in aggregate letters of credit obligations and outstanding borrowings under our revolving credit facility (the “Revolving Credit Facility”). In addition, if we borrow more than $63.0 million, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Sources of Liquidity—Debt Covenants” for a discussion of this financial covenant.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $799.2 million, $284.1 million and $143.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection.
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
Protein Detection Segment
Our Protein Detection segment products, which included a portfolio of labeling and visual detection reagents, were sold to scientific research customers for their tissue-based protein detection and characterization needs. In September 2021, we completed the divestiture of Vector Laboratories, Inc. and subsidiaries (“Vector”), which made up our Protein Detection segment.
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material to the years ended December 31, 2021, 2020 and 2019.

We expect cost of revenue to increase in future periods as our revenue grows.
Operating Expenses
Research and development. Research and development costs primarily consist of salaries, benefits, equity-based compensation expense, outside contracted services, cost of supplies, in-process research and development costs from asset acquisitions and allocated facilities costs for employees engaged in research and development of products and services. We expense all research and development costs in the period in which they are incurred. Payment made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets until the goods are received or services are rendered.
We expect that our research and development costs will continue to increase to support our research and development efforts, including meeting our customers’ needs.
Selling, general and administrative. Our selling, general and administrative expenses primarily consist of salaries, benefits and equity-based compensation expense for our employees in our commercial sales functions, marketing, executive, accounting and finance, legal and human resource functions as well as travel expenses, professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.
We expect that our selling, general and administrative expenses will continue to increase, primarily due to increased headcount and expanding facilities footprint to support anticipated growth in the business, costs incurred in increasing our presence globally and increases in marketing activities to drive awareness and adoption of our products and services, and due to incremental costs associated with operating as a public company.
Gain on sale of business. In the third quarter of 2021, we completed the sale of Vector, which represented our Protein Detection business, to Voyager and recorded a gain of $11.2 million.
Gain on sale and leaseback transaction. In the first quarter of 2020, we completed the sale of our Burlingame, California facility, which was immediately leased back to the Company, and recorded a gain of $19.0 million.
Other Income (Expenses)
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss). As of December 31, 2021, we hold 51.5% of the outstanding LLC Units of Topco LLC and 48.5% of the outstanding LLC Units of Topco LLC are held by MLSH 1.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	Change
	(in thousands, except per share and per unit data)
Revenue	$799,240	$284,098	181.3%
Operating expenses:
Cost of revenue (1)	140,561	79,649	76.5%
Research and development (1)	15,219	9,304	63.6%
Selling, general and administrative (1)	100,064	94,245	6.2%
Gain on sale of business	(11,249)	—	*
Gain on sale and leaseback transaction	—	(19,002)	*
Total operating expenses	244,595	164,196	49.0%
Income from operations	554,645	119,902	362.6%
Other income (expense), net	(23,880)	(38,206)	(37.5)%
Income before income taxes	530,765	81,696	549.7%
Income tax expense	61,515	2,880	*
Net income	$469,250	$78,816	495.4%
Net income (loss) attributable to non-controlling interests	287,213	(10,156)	*
Net income attributable to Maravai LifeSciences Holdings, Inc.	$182,037	$88,972	104.6%

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.(2):
Basic	$1.59	$7.43
Diluted	$1.56	$2.36
Weighted average number of Class A common shares/units outstanding (2):
Basic	114,791	10,351
Diluted	257,803	28,908
Non-GAAP measures:
Adjusted EBITDA	$582,820	$169,165
Adjusted Free Cash Flow	$565,821	$141,767
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	Change
Cost of revenue	$1,915	$282	579.1%
Research and development	280	131	113.7%
Selling, general and administrative	8,263	24,216	(65.9)%
Total equity-based compensation expense	$10,458	$24,629	(57.5)%
(2)    The period prior to our IPO has not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 8 to our consolidated financial statements and the shares of Class A common stock sold in our IPO. Additionally, basic net income per Class

A common stock for the year ended December 31, 2020, has been calculated by dividing net income for the period, adjusted for preferred unit dividends attributable to MLSC Holdings, LLC (“MLSC”) non-controlling interests and net income (loss) attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. See Note 9 to our consolidated financial statements for additional information.
Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2021	2020	Change	2021	2020
Nucleic Acid Production	$711,864	$206,320	245.0%	89.1%	72.6%
Biologics Safety Testing	68,417	54,897	24.6%	8.5%	19.3%
Protein Detection	18,959	22,881	(17.1)%	2.4%	8.1%
Total revenue	$799,240	$284,098	181.3%	100.0%	100.0%
Total revenue was $799.2 million for the year ended December 31, 2021 compared to $284.1 million for the year ended December 31, 2020, representing an increase of $515.1 million, or 181.3%.
Nucleic Acid Production revenue increased from $206.3 million for the year ended December 31, 2020 to $711.9 million for the year ended December 31, 2021, representing an increase of $505.5 million, or 245.0%. The increase in Nucleic Acid Production was the result of continued strong demand for our proprietary CleanCap analogs as mRNA based platform COVID-19 vaccine manufacturers scaled production and distribution as well as increased demand for mRNA products as this technology becomes incorporated into more therapeutic and vaccine programs.
Biologics Safety Testing revenue increased from $54.9 million for the year ended December 31, 2020 to $68.4 million for the year ended December 31, 2021, representing an increase of $13.5 million, or 24.6%. The increase was driven by higher demand as the result of growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs, coupled with higher revenue generated from contract services.
Protein Detection revenue decreased from $22.9 million for the year ended December 31, 2020 to $19.0 million for the year ended December 31, 2021, representing a decrease of $3.9 million, or 17.1%. The decrease was driven by the divestiture of Vector, our Protein Detection segment, in early September 2021.
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
As of December 31, 2021, all of our long-lived assets were located within the United States.
The following tables include financial information relating to the operating segments (in thousands):

	Year Ended December 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$712,520	$68,417	$18,959	$—	$(656)	$799,240
Adjusted EBITDA	$565,254	$54,440	$6,391	$(43,270)	$5	$582,820

	Year Ended December 31, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$207,597	$54,897	$22,881	$—	$(1,277)	$284,098
Adjusted EBITDA	$133,822	$44,516	$9,225	$(18,189)	$(209)	$169,165

Inter-segment revenue was $0.7 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2021 and 2020.
A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net income	$469,250	$78,816
Add:
Amortization	18,339	20,320
Depreciation	6,413	5,593
Interest expense	30,260	30,740
Income tax expense	61,515	2,880
EBITDA	585,777	138,349
Acquisition integration costs (1)	44	3,857
Acquired in-process research and development costs (2)	—	2,881
Equity-based compensation (3)	10,458	24,629
GTCR management fees (4)	—	680
Gain on sale of business (5)	(11,249)	—
Gain on sale and leaseback transaction (6)	—	(19,002)
Merger and acquisition related expenses (7)	1,508	395
Financing costs (8)	2,383	9,784
Tax receivable agreement liability adjustment (9)	(6,101)	—
Loss on extinguishment of debt (10)	—	7,592
Adjusted EBITDA	$582,820	$169,165
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions.
(2)Refers to in-process research and development charge associated with the acquisition of MockV Solutions, Inc.
(3)Refers to non-cash expense associated with equity-based compensation.
(4)Refers to cash fees paid to GTCR, pursuant to the advisory services agreement that was terminated in connection with our IPO.
(5)Refers to the gain on the sale of Vector, which was completed in September 2021.
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
(9)Refers to the adjustment of our tax receivable agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(10)Refers to non-operating cash expense incurred on extinguishment of debt.

Adjusted Free Cash Flow
A reconciliation of Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Adjusted EBITDA	$582,820	$169,165
Capital expenditures (1)	(16,999)	(27,398)
Adjusted Free Cash Flow	$565,821	$141,767
____________________
(1)We define capital expenditures as purchases of property and equipment, which are included in cash flows from investing activities, and accounts payable and accrued expenses and other current liabilities.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2021	2020	Change	2021	2020
Cost of revenue	$140,561	$79,649	76.5%	17.6%	28.0%
Research and development	15,219	9,304	63.6%	1.9%	3.3%
Selling, general and administrative	100,064	94,245	6.2%	12.5%	33.2%
Gain on sale of business	(11,249)	—	*	(1.4)%	—%
Gain on sale and leaseback transaction	—	(19,002)	*	—%	(6.7)%
Total operating expenses	$244,595	$164,196	49.0%	30.6%	57.8%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue increased by $60.9 million from $79.6 million for the year ended December 31, 2020 to $140.6 million for the year ended December 31, 2021, or 76.5%. The increase in cost of revenue was primarily attributable to an increase in direct product costs resulting from increased business and increases in personnel costs driven by the Company’s growth and expansion. Gross profit increased by $454.2 million from $204.4 million for the year ended December 31, 2020 to $658.7 million for the year ended December 31, 2021. The increase in gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Research and Development
Research and development expenses increased by $5.9 million from $9.3 million for the year ended December 31, 2020 to $15.2 million for the year ended December 31, 2021, or 63.6%. The increase was primarily attributable to an increase in supplies and materials costs of $3.9 million driven by outside contracted services. The increase was also driven by a $1.3 million increase in personnel costs to support our expanding research and development activities during 2021.
Selling, General and Administrative
Selling, general and administrative expenses increased by $5.8 million from $94.2 million for the year ended December 31, 2020 to $100.1 million for the year ended December 31, 2021, or 6.2%. The increase was primarily due to a $11.9 million increase in professional service fees primarily driven by increased consulting and accounting/audit fees, tax services, and corporate insurance. The increase was also driven by a $3.0 million increase in facilities costs primarily due to the Company’s adoption of the new leasing standard effective January 1, 2021, which changed the classification of certain facility leases and increased the amount of lease payments classified as rent expense. These increases are partially offset by a net decrease in personnel costs of $7.6 million due to a decrease in equity-based compensation expense relating to modifications that occurred in the prior year, offset by increases related to headcount in the current year. There was also a decrease in amortization expense of $1.7 million primarily driven by the divestiture of Vector, our Protein Detection segment, in early September 2021.
Gain on sale of business
The gain on sale of business of $11.2 million for the year ended December 31, 2021 was from the sale of Vector in September 2021.
Gain on sale and leaseback transaction
The gain on sale and leaseback transaction of $19.0 million for the year ended December 31, 2020 was from the sale of our Burlingame, California facility, which was leased back to the Company in 2020.
Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2021	2020	Change	2021	2020
Interest expense	$(30,260)	$(30,740)	(1.6)%	(3.8)%	(10.8)%
Change in payable to related parties pursuant to a Tax Receivable Agreement	6,101	—	*	0.8%	—%
Loss on extinguishment of debt	—	(7,592)	*	—%	(2.6)%
Other income	279	126	121.4%	0.0%	0.0%
Total other income (expense), net	$(23,880)	$(38,206)	(37.5)%	(3.0)%	(13.4)%
____________________
*Not meaningful
Other expense was $38.2 million for the year ended December 31, 2020 compared to $23.9 million for the year ended December 31, 2021, representing a decrease of $14.3 million, or 37.5%. The decrease in expense was primarily attributable to the loss on extinguishment of debt of $7.6 million recognized during the year ended December 31, 2020. The decrease was also driven by a $6.1 million gain related to the payable to related parties pursuant to a Tax Receivable Agreement that was recorded for the year ended December 31, 2021 primarily as a result of changes in our estimated state income tax apportionment and the corresponding change of our estimated state income tax rate.
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
We paid GTCR $4.4 million and $0.6 million during the years ended December 31, 2020 and 2019, respectively, for services in connection with the advisory services agreement and for out-of-pocket expenses incurred. We may continue to engage GTCR from time to time, subject to compliance with our related party transactions policy. The higher fees paid to GTCR in 2020 was driven by the $3.7 million placement fee paid in connection with our debt refinancing in October 2020.
During the year ended December 31, 2021, the Company made distributions of $153.5 million for tax liabilities to MLSH 1. During the year ended December 31, 2020, we made distributions of $96.7 million to MLSH 1.
Pursuant to our IPO, we entered into a Tax Receivable Agreement (“TRA”) with MLSH 1, who is primarily owned by GTCR, and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85.0% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO, and subsequent exchanges. Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the

TRA are assignable. There is no maximum term for the TRA and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We made payments of $1.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2021. No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during 2020. As of December 31, 2021, our liability under the TRA was $748.3 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of December 31, 2021, we had cash of $551.3 million, retained earnings of $184.6 million, and net income of $469.3 million for the fiscal year ended December 31, 2021. We also had positive cash flow from operations of $368.6 million.
We have relied on revenue derived from product and services sales, and equity and debt financings to fund our operations to date, including the 2020 refinance of our $400.0 million debt facilities with a new $780.0 million facility (see Note 7 to the audited consolidated financial statements), which provided for the full repayment of $363.0 million of pre-existing debt and accrued interest under the previous outstanding senior secured credit facilities, the repurchase of MLSC incentive units and MLSC non-controlling interests of $9.1 million and $120.0 million, respectively, and to allow for an $88.6 million distribution to MLSH 1 for various incentive unit holders of MLSH 1, which represented a return of capital in Topco LLC.
Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make tax distributions to MLSH 1, make TRA payments to MLSH 1 and MLSH 2 as well as make interest payments and mandatory principal payments on our long-term debt.
We plan to utilize our existing cash on hand, together with cash generated from operations, primarily to fund our commercial and marketing activities associated with our products and services, continued research and development initiatives, and ongoing investments into our manufacturing facilities to create efficiencies and build capacity. We believe our cash on hand, cash generated from operations and continued access to our credit facilities, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
To the extent revenue from sales in our two remaining business segments continues to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements. Moreover, we have and will continue to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, exchange listing and regulatory compliance matters.
As a result of our ownership of LLC units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes received from MLSH 2 in connection with the IPO and subsequent exchanges and financing to be approximately $748.3 million and to range over the next 15 years from approximately $34.8 million to $63.0 million per year and decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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

In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 for the portion of income passing through to them from Topco LLC.
Initial Public Offering
In November 2020, the Company completed its IPO and sold 69,000,000 shares of Class A common stock at a public offering price of $27.00 per share, inclusive of the 9,000,000 shares of Class A common stock purchased by underwriters pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of approximately $1.8 billion after deducting underwriting discounts and commissions, which was used to purchase 55,823,011 of previously-issued and 3,703,704 of newly-issued Topco LLC Units for approximately $94.5 million.
Exchanges and Secondary Offerings
April 2021 Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 LLC Units (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. The Company immediately completed a secondary offering (“April 2021 Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and MLSH 2, which included 3,034,041 shares of Class A common stock previously held by MLSH 2, and which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the consolidated statements of operations.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative in the consolidated statements of operations.
Cash Contribution, Exchange and Forfeiture Agreement
In December 2021, the Company entered into a Cash Contribution, Exchange and Forfeiture Agreement (the “Contribution Agreement”), with Topco LLC and MLSH 1, a related party. Pursuant to the Contribution Agreement, the Company contributed $110.0 million of cash to Topco LLC in exchange for 2,732,919 newly-issued LLC units of Topco LLC (the “LLC Units”) at a price per unit of $40.25, which was equal to the 50-day volume-weighted average price of the Company’s Class A common stock calculated on December 31, 2021. Immediately following the contribution the Company and MLSH 1 agreed to forfeit 2.036% of their respective LLC Units of Topco LLC and an equal number of shares of the Company’s Class B common stock for no consideration. The purpose of the Contribution Agreement was to reduce the excess cash that has accumulated at the Company as a result of its “Up-C” structure and the quarterly tax distributions it has received from Topco LLC since its IPO, making that cash accessible to our operating companies while retaining the one-to-one ratio of the Company’s Class A Common Stock to LLC Units held by the Company.
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of ours, along with its subsidiaries Vector Laboratories (“Vector”), TriLink BioTechnologies and Cygnus Technologies (together with Intermediate, the “Borrowers”) entered into the Credit Agreement with lending institutions, including affiliates of certain of the underwriters, for term-loan borrowings (the “Term Loan”) totaling $600.0 million to refinance our outstanding senior secured credit facilities and to allow for a distribution to our members. The Credit Agreement also provided for a revolving credit facility (the

“Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, a wholly owned subsidiary of ours, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
The Term Loan became repayable in quarterly payments of $1.5 million beginning in March 2021, with all remaining outstanding principal due in October 2027. The Term Loan includes prepayment provisions that allow the us, at their option, to repay all or a portion of the principal amount at any time. The Revolving Credit Facility allows the us to repay and borrow from time to time until October 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions, and certain asset sales or dispositions.
Borrowings under the Credit Agreement bear interest at 3.00% per annum for Term Secured Overnight Financing Rate (“SOFR”) Rate Loans and 2.00% per annum for Base Rate Loans. The Base Rate is defined as the greatest of (i) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the NYFRB Rate plus 0.50% per annum, (iii) the Term SOFR Rate for a one month interest period plus 1.00% per annum, (iv) solely with respect to the Tranche B term loans, 1.50% per annum and (v) for any loans that are not Tranche B term loans, 1.00% per annum. The “Term SOFR Rate” means with respect to any Term SOFR Rate Borrowing and for any other tenor comparable to the applicable interest period, the Term SOFR Reference Rate at approximately 5:00 a.m., Chicago time, two U.S. Government Securities Business Days prior to the commencement of such tenor comparable to the applicable interest period, as such rate is published by the CME Term SOFR Administrator; provided that in no event shall the Term SOFR Rate for any interest period (i) for Term B Loans be less than 0.50% or (ii) for any other Loans, be less than 0.00%.
Accrued interest under the Credit Agreement is payable by us (a) quarterly in arrears with respect to Base Rate loans, (b) at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Term SOFR Rate loans, (c) on the date of any repayment or prepayment and (d) at maturity (whether by acceleration or otherwise). An annual commitment fee is applied to the daily unutilized amount under the Revolving Credit Facility at 0.375% per annum, with one stepdown to 0.25% per annum based on Intermediate’s first lien net leverage ratio.
Debt Covenants
The Credit Agreement includes a financial covenant that requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding and for the first four fiscal quarters ending after October 2020, borrowings of revolving credit loans made before October 2020) exceed 35% of the aggregate amount of all Revolving Credit Commitments in effect as of such date, then the net leverage ratio of Intermediate shall not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters.
The Credit Agreement also contains negative and affirmative covenants in addition to the financial covenant, including covenants that restrict our ability to, among other things, incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, and make changes in the nature of the business. The Credit Agreement contains certain events of default, including, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, court ordered judgments, and certain changes of control. The Credit Agreement also requires the Company to provide audited consolidated financial statements to the lenders no later than 120 days after year-end.
The Credit Agreement contained one financial covenant (consolidated first lien leverage ratio) measured as of the last day of each fiscal quarter. As of December 31, 2021, we were in compliance with these covenants.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for such period is equal to or less than $10.0 million. As of December 31, 2021, our first lien net leverage ratio was less than 4.25:1.00 thus the prepayment provision was not triggered.
As of December 31, 2021, interest rate on the Term Loan was 4.75%.

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
In connection with the completion of our IPO, we also entered into a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions (“the Blocker Entities”), Topco LLC and subsidiaries of Topco LLC that existed prior to this offering and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unitholder maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.
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
The payment obligations under the TRA are obligations of Maravai LifeSciences Holdings, Inc. and not of Topco LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the aggregate payments that we will be required to make to MLSH 1 and MLSH 2 will be substantial. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Topco LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding ordinary course payments under the TRA from cash flow from operations of Topco LLC and its subsidiaries, available cash and/or available borrowings under the Credit Agreement.
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
As of December 31, 2021, our liability under the TRA was $748.3 million.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$368,570	$152,187
Investing activities	105,655	6,068
Financing activities	(159,049)	53,212
Effects of exchange rate changes on cash	(88)	17
Net increase in cash	$315,088	$211,484
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021 was $368.6 million, which was primarily attributable to a net income of $469.3 million, non-cash depreciation and amortization of $24.8 million, non-cash operating lease expense of $8.8 million, non-cash amortization of deferred financing costs of $2.7 million, non-cash equity-based compensation of $10.5 million, and a non-cash increase in deferred income taxes of $46.9 million, partially offset by a non-cash gain on sale of business of $11.2 million, a non-cash gain on the revaluation of liabilities under the TRA of $6.1 million, and a net cash outflow from the change in our operating assets and liabilities of $176.6 million.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2021 was $105.7 million, which was primarily comprised of net cash receipts of $120.0 million from the sale of Vector. This was partially offset by net cash outflows of $14.9 million for property and equipment purchases.
Net cash provided by investing activities for the year ended December 31, 2020 was $6.1 million, which was primarily attributable to the proceeds from the sale and leaseback of our Burlingame, California facility of $34.5 million, net of cash outflows of $25.4 million for property and equipment and a cash outflow of $3.0 million associated with the purchase of MockV Solutions, Inc. of which $2.9 million was considered in-process research and development.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2021 was $159.0 million, which was primarily attributable to $153.5 million of distributions for tax liabilities to non-controlling interest holders and $6.0 million of principal repayments of long-term debt.
Net cash provided by financing activities for the year ended December 31, 2020 was $53.2 million, which was primarily attributable to a $1.8 billion of proceeds from the issuance of common stock sold in the Company’s initial public offering, net of offering costs, the sale of Class B common stock to MLSH 1 of $1.7 million, and $609.0 million from the proceeds of borrowing long-term debt, net of discount. Specifically, the proceeds from the initial public offering of $1.8 billion were offset by the following cash outflows related to the Organizational Transactions:
•the purchase of Topco LLC units from MLSH 1 of $1.4 billion,
•the repurchase of Class A common stock from MLSH 2 of $33.7 million,
•the purchase of Blocker Entities from MLSH 2 of $208.1 million,
•principal repayment of longer-term debt of $50.0 million, and
•tax distribution by Topco LLC to MLSH 1 of $8.2 million.
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
Capital Expenditures
Capital expenditures for the year ended December 31, 2021 totaled $17.0 million. We expect that the capital expenditures for the year ending December 31, 2022 will primarily be related to new facility construction for our Flanders San Diego, California and Leland, North Carolina locations. We estimate this to total approximately $39.2 million and $5.1 million, respectively, for the year ending December 31, 2022.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$105,257	$6,547	$21,085	$22,504	$55,121
Debt obligations (2)	544,000	6,000	12,000	12,000	514,000
TRA payments (3)	748,319	34,838	84,597	86,978	541,906
Unconditional purchase obligations (4)	7,200	4,200	3,000	—	—
Total	$1,404,776	$51,585	$120,682	$121,482	$1,111,027
_______________
(1)Represents operating leases including our Flanders San Diego Facility and Leland Facility, which are expected to commence in September 2022. See Note 5 to our consolidated financial statements for additional information.
(2)Represents long-term debt principal maturities, excluding interest. See Note 7 to our consolidated financial statements for additional information. These amounts do not reflect the terms under Amendment No. 2 to the Credit Agreement entered into in January 2022.
(3)Reflects the estimated timing of TRA payments as of December 31, 2021. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See "Risk Factors-Risks Related to Our Organizational Structure" and Note 12 to our consolidated financial statements for additional information regarding our liability under the TRA.
(4)Represents firm purchase commitments to our suppliers.
Tax distributions are required under the terms of the Topco LLC Agreement. As of December 31, 2021, we have made tax distributions equal to the estimated obligation due for 2021. See Note 12 to our consolidated financial statements for additional information regarding tax distributions.

Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for such period is equal to or less than $10.0 million. As of December 31, 2021, our first lien net leverage ratio is less than 4.25:1.00.
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
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our customers’ research, therapeutic and vaccine programs. The primary offering of products include: CleanCap, mRNA and oligonucleotide contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. We recognize revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer. Revenue for nucleic acid catalog products is recognized at a point in time, generally upon shipment to the customer. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products were delivered.
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
We have elected the practical expedient to not disclose the unfulfilled performance obligations for contracts with an original term of one year or less. We had no material unfulfilled performance obligations for contracts with an original term greater than one year as of December 31, 2021 or 2020.
We accept returns only if the products do not meet customer specifications and historically, our volume of product returns has not been significant. Further, no warranties are provided for promised goods and services other than assurance type warranties.
Revenue for an individual contract is recognized at the related transaction price, which is the amount we expect to be entitled to in exchange for transferring the products and/or services. The transaction price for product sales, which excludes sales taxes we collect, is calculated at the contracted product selling price. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of services are mostly based on time and materials. Generally, payments from customers are due when goods and services are transferred. As most contracts contain a single performance obligation, the transaction price is representative of the standalone selling price charged to customers. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. For the years ended December 31, 2021 and 2020, variable consideration has not been material. For arrangements where the anticipated period between timing of transfer of goods and services and the timing of payment is one year or less, we have elected to not assess whether a significant financing component exists.
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
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco, LLC, which has been, and will continue to be, treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai Inc. and its subsidiaries prior to their disposal, as well as our share of income generated by Topco LLC. We anticipate this structure to remain in existence for the foreseeable future.

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
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of December 31, 2021. However, a portion of the deferred tax asset may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. As such, a valuation allowance of $23.1 million has been recorded as of December 31, 2021 to reflect the deferred tax asset that is more likely than not to not be realized.
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
Payable to Related Parties Pursuant to Tax Receivable Agreement
In November 2020, we entered into a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize from exchanges of LLC Units (together with the corresponding share of Class B Common stock), as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) increase in the tax basis of assets of Topco LLC received form LLC Units held by entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions (“the Blocker Entities”), Topco LLC and subsidiaries of Topco LLC that existed prior to this offering and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unitholder maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference between undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes (i.e. a with-and-without analysis); provided that, for purposes of determining the tax benefit with respect to state and local income taxes, use simplifying assumptions. The TRA will generally apply to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including as to utilization of the Tax Attributes). We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statement of operations. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income, which could include changes in estimated income allocated to the partners of Topco LLC or apportionment of state income taxes, are recorded in our consolidated statement of operations.

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
The payment obligations under the TRA are obligations of Maravai LifeSciences Holdings, Inc. and not of Topco LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the aggregate payments that we will be required to make to MLSH 1 and MLSH 2 will be substantial. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Topco LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding ordinary course payments under the TRA from cash flow from operations of Topco LLC and its subsidiaries, available cash and/or available borrowings under the Credit Agreement.
Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the Tax Receivable Agreement relating to the purchase by us of LLC Units from MLSH 1 in connection with our prior offering and subsequent exchanges and financing, to be approximately $748.3 million and to range over the next 15 years from approximately $34.8 million to $63.0 million per year and decline thereafter. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA and/or distributions to us by Topco LLC are not sufficient to permit us to make payments under the TRA after we have paid taxes.
The term of the TRA commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2021, our primary exposure to interest rate risk was associated with our variable rate long-term debt. The Credit Agreement bear interest subject to the Base Rate or the Adjusted Eurocurrency Rate. Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.

As of December 31, 2021, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $415.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each calendar quarter end. The contract expires on March 31, 2023.
We had $544.0 million of outstanding borrowings under our long-term debt facilities as of December 31, 2021. For the year ended December 31, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $5.3 million.
We had cash of $551.3 million as of December 31, 2021. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 60.3% of our revenue for the year ended December 31, 2021 was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ / member’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Adoption of ASU 2016-02, Leases
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for its leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), effective January 1, 2021.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Payable to related parties pursuant to a Tax Receivable Agreement

Description of the Matter
As discussed in Notes 1 and 12 of the December 31, 2021 consolidated financial statements, the Company has recorded a $748.3 million payable to related parties pursuant to a Tax Receivable Agreement (TRA). The TRA liability represents the amount the Company estimates to pay to the counterparties to the TRA that are former owners of the Company who are related parties (pre-IPO owners). The liability is computed as 85% of the estimated cash tax savings to be received by the Company from utilizing the positive tax attributes contributed by pre-IPO owners.

Auditing management’s accounting for the TRA liability is complex because of the application of the tax laws used to determine the tax basis upon which to calculate the corresponding TRA liability, and judgmental because of the applicable state apportionment factors and nexus considerations utilized in determining the appropriate blended state income tax rate. These factors involved subjective auditor judgment and audit effort in performing procedures and evaluating the appropriateness of the calculation of the tax basis and the blended tax rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, testing the information used in the calculation of the TRA liability, and the involvement of professionals with specialized skills and knowledge to assist in (i) developing an independent calculation of the tax basis, (ii) comparing the independent calculation to management’s calculations to evaluate the reasonableness of the tax basis, (iii) evaluating the apportionment factors, nexus conclusions, and the resulting blended tax rate, and (iv) assessing management’s application of the tax laws. Evaluating management’s determination of the apportionment factors involved considering the current and expected activity levels of the Company and whether the apportionment factors were consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California
March 1, 2022

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$551,272	$236,184
Accounts receivable, net	117,512	51,018
Inventory	51,557	33,301
Prepaid expenses and other current assets	19,698	11,095
Total current assets	740,039	331,598
Property and equipment, net	46,332	101,305
Goodwill	152,766	224,275
Intangible assets, net	117,571	177,656
Deferred tax assets	808,117	431,699
Other assets	53,451	4,158
Total assets	$1,918,276	$1,270,691
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,154	$8,171
Accrued expenses and other current liabilities	34,574	38,546
Deferred revenue	10,211	78,061
Current portion of payable to related parties pursuant to a Tax Receivable Agreement	34,838	—
Current portion of long-term debt	6,000	6,000
Total current liabilities	93,777	130,778
Long-term debt, less current portion	524,591	528,614
Deferred tax liabilities	—	8,609
Lease facility financing obligation, less current portion	—	56,167
Payable to related parties pursuant to a Tax Receivable Agreement, less current portion	713,481	389,546
Other long-term liabilities	41,066	2,231
Total liabilities	1,372,915	1,115,945
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,488 and 96,647 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,315	966
Class B common stock, $0.01 par value - 300,000 shares authorized; 123,669 and 160,974 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,237	1,610
Additional paid-in capital	128,386	85,125
Retained earnings	184,561	854
Accumulated other comprehensive loss	—	(44)
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	315,499	88,511
Non-controlling interest	229,862	66,235
Total stockholders' equity	545,361	154,746
Total liabilities and stockholders' equity	$1,918,276	$1,270,691

The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$799,240	$284,098	$143,140
Operating expenses:
Cost of revenue	140,561	79,649	66,849
Research and development	15,219	9,304	3,627
Selling, general and administrative	100,064	94,245	48,354
Change in estimated fair value of contingent consideration	—	—	322
Gain on sale of business	(11,249)	—	—
Gain on sale and leaseback transaction	—	(19,002)	—
Total operating expenses	244,595	164,196	119,152
Income from operations	554,645	119,902	23,988
Other income (expense):
Interest expense	(30,260)	(30,740)	(29,959)
Change in payable to related parties pursuant to a Tax Receivable Agreement	6,101	—	—
Loss on extinguishment of debt	—	(7,592)	—
Other income	279	126	118
Income (loss) before income taxes	530,765	81,696	(5,853)
Income tax expense (benefit)	61,515	2,880	(652)
Net income (loss)	469,250	78,816	(5,201)
Net income (loss) attributable to non-controlling interests	287,213	(10,156)	(731)
Net income (loss) attributable to Maravai LifeSciences Holdings, Inc.	$182,037	$88,972	$(4,470)

Net income (loss) per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.59	$7.43	$(0.03)
Diluted	$1.56	$2.36	$(0.03)

Weighted average number of Class A common shares/units outstanding:
Basic	114,791	10,351	253,917
Diluted	257,803	28,908	253,917

The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$469,250	$78,816	$(5,201)
Other comprehensive income (loss):
Foreign currency translation adjustments	55	(44)	34
Total other comprehensive income (loss)	469,305	78,772	(5,167)
Comprehensive income (loss) attributable to non-controlling interests	287,224	(10,156)	(731)
Total comprehensive income (loss) attributable to Maravai LifeSciences Holdings, Inc.	$182,081	$88,928	$(4,436)

The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBER’S EQUITY
(in thousands)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders'/Member's Equity
December 31, 2018	$144,572	—	$—	—	$—	$—	$—	$(167)	$3,611	$148,016
Cumulative effect of adoption of ASC 606	326	—	—	—	—	—	—	—	—	326
Repurchase of incentive units	(227)	—	—	—	—	—	—	—	—	(227)
Equity-based compensation	1,328	—	—	—	—	—	—	—	351	1,679
Net loss	(4,470)	—	—	—	—	—	—	—	(731)	(5,201)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	—	34
December 31, 2019	141,529	—	—	—	—	—	—	(133)	3,231	144,627
Activity prior to initial public offering ("IPO") and related Organizational Transactions:
Repurchase of MLSC Holdings, LLC ("MLSC") incentive units	(9,140)	—	—	—	—	—	—	—	—	(9,140)
Distributions to non-controlling interests holders	(88,880)	—	—	—	—	—	—	—	—	(88,880)
Unit-based compensation	1,793	—	—	—	—	—	—	—	1,483	3,276
Net income	88,118	—	—	—	—	—	—	—	98	88,216
Purchase of non-controlling interests in MLSC	(161,615)	—	—	—	—	—	—	—	(4,812)	(166,427)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Effects of the IPO and related Organizational Transactions:
Effects of Organizational Transactions	28,195	28,966	289	160,974	1,610	(200,390)	—	114	10,236	(159,946)
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $$108,571	—	69,000	690	—	—	1,753,742	—	—	—	1,754,432
Acquisition of preexisting LLC Units from MLSH 1	—	—	—	—	—	(1,421,760)	—	(29)	(2,538)	(1,424,327)
Non-controlling interest adjustment for purchase of LLC Units from Topco LLC with proceeds from IPO	—	—	—	—	—	(58,940)	—	(1)	58,941	—
Repurchase and retirement of Class A common from MLSH 2	—	(1,319)	(13)	—	—	(33,645)	—	—	—	(33,658)
Equity-based compensation	—	—	—	—	—	2,980	—	—	17,407	20,387
Net loss	—	—	—	—	—	—	(3,044)	—	(17,787)	(20,831)

MARAVAI LIFESCIENCES HOLDINGS, INC.

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders'/Member's Equity
Recognition of impact of entering into Tax Receivable Agreement	$—	—	$—	—	$—	$42,776	$—	$—	$—	$42,776
Activity subsequent to the initial public offering and related Organizational Transactions:										—
Equity-based compensation	—	—	—	—	—	362	—	—	604	966
Net income	—	—	—	—	—	—	3,898	—	7,533	11,431
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	10	16
Tax distribution to non-controlling interest holder	—	—	—	—	—	—	—	—	(8,171)	(8,171)
December 31, 2020	—	96,647	966	160,974	1,610	85,125	854	(44)	66,235	154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	—	1,670	—	2,784	4,454
Effect of exchanges of LLC Units	—	34,734	348	(34,734)	(348)	31,003	—	—	(31,003)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	—	53,000	—	—	—	53,000
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	—	107	1	—	—	1,669	—	—	—	1,670
Impact of cash contribution to Topco LLC, exchange and forfeiture of LLC Units, and forfeiture of Class B common stock by MLSH 1	—	—	—	(2,571)	(25)	(46,206)	—	—	51,451	5,220
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	—	(809)	—	—	809	—
Stock-based compensation	—	—	—	—	—	4,645	—	—	5,813	10,458
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	(41)	—	—	(153,451)	(153,492)
Net income	—	—	—	—	—	—	182,037	—	287,213	469,250
Foreign currency translation adjustment	—	—	—	—	—	—	—	44	11	55
December 31, 2021	$—	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$—	$229,862	$545,361

The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$469,250	$78,816	$(5,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,413	5,517	3,810
Amortization of intangible assets	18,339	20,320	20,274
Non-cash operating lease expense	8,792	—	—
Amortization of deferred financing costs	2,676	1,825	1,734
Equity-based compensation expense	10,458	24,629	1,679
Loss on long-term debt refinancing	—	7,592	—
Deferred income taxes	46,904	(5,464)	(1,159)
Gain on sale of business	(11,249)	—	—
Gain on sale and leaseback transaction	—	(19,002)	—
Acquired and in-process research and development costs	—	2,881	—
Financing costs incurred for line of credit	—	(3,239)	—
Revaluation of liabilities payable to related parties pursuant to a Tax Receivable Agreement	(6,101)	—	—
Other	(281)	2,419	688
Changes in operating assets and liabilities:
Accounts receivable	(70,391)	(33,144)	(1,888)
Inventory	(21,574)	(19,099)	106
Prepaid expenses and other assets	(9,513)	(5,518)	(1,983)
Accounts payable	676	1,176	2,470
Accrued expenses and other current liabilities	(3,457)	17,777	3,505
Other long-term liabilities	(4,521)	(2,519)	—
Deferred revenue	(67,851)	77,220	80
Net cash provided by operating activities	368,570	152,187	24,115
Investing activities
Cash paid for asset acquisition, net of cash acquired	—	(3,024)	—
Purchases of property and equipment	(14,850)	(25,408)	(17,148)
Proceeds from sale of building	548	34,500	—
Proceeds from sale of business, net of cash divested	119,957	—	—
Net cash provided by (used in) investing activities	105,655	6,068	(17,148)
Financing activities
Distributions to non-controlling interests holders	(153,451)	(97,051)	—
Proceeds from borrowings of long-term debt, net of discount	—	609,000	—
Financing costs incurred for long-term debt	—	(9,295)	—
Repurchase of incentive units	—	(9,140)	(227)
Principal repayments of long-term debt	(6,000)	(411,875)	(2,500)
Payment of contingent consideration	—	(1,439)	(1,300)
Payments made on facility financing lease obligation and capital lease	—	(201)	(140)
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	(1,115)	—	—
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	(192)	—	—
Payment for non-controlling interests in MLSC	—	(120,005)	—
Payment to MLSH 2 for Blocker Mergers	—	(208,053)	—

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Year Ended December 31,
	2021	2020	2019
Proceeds from issuance of Class A common stock sold in IPO, net of offering costs	—	1,757,245	—
Proceeds from issuance of Class B common stock sold to MLSH 1	—	1,687	—
Purchase of LLC Units from MLSH 1	—	(1,424,324)	—
Repurchase of Class A common stock from MLSH 2	—	(33,658)	—
Proceeds from employee stock purchase plan and exercise of stock options, net of shares withheld for employee taxes	1,709	321	—
Net cash (used in) provided by financing activities	(159,049)	53,212	(4,167)
Effects of exchange rate changes on cash	(88)	17	34
Net increase in cash	315,088	211,484	2,834
Cash, beginning of period	236,184	24,700	21,866
Cash, end of period	$551,272	$236,184	$24,700

Supplemental cash flow information
Cash paid for interest	$27,234	$28,916	$28,728
Cash paid for income taxes	$22,473	$5,006	$802
Supplemental disclosures of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$2,149	$1,990	$2,765
Financing cost deducted from long-term debt proceeds	$—	$6,000	$—
Building and improvements capitalized under lease financing transactions	$—	$700	$51,200
Property and equipment under new capital lease	$—	$—	$15
Exchange of units for MLSC non-controlling interests	$—	$46,422	$—
Exchange of Class A common stock for the Blocker Mergers	$—	$782,073	$—
Recognition of deferred tax assets from Organizational Transactions, subsequent exchanges and cash contribution	$423,361	$441,984	$—
Recognition of liabilities under the Tax Receivable Agreement	$366,179	$389,546	$—
IPO issuance costs included in accounts payable and accrued expenses	$—	$2,816	$—
Receivable from lessor funded financing	$—	$1,987	$—

The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI TOPCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company”, and together with its consolidated subsidiaries, “Maravai”, “we”, “us”, “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications and antibody-based products to detect impurities during the production of biopharmaceutical products.
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
Organization
We were incorporated as a Delaware corporation in August 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions, completed in November 2020 as discussed in Note 8, in order to operate and control all of the business and affairs of Maravai Topco Holdings, LLC (“Topco LLC”) and its consolidated subsidiaries. Maravai Life Sciences Holdings, LLC (“MLSH 1”) is the only other member of Topco LLC.
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink”), Glen Research, LLC, MockV Solutions, LLC and Cygnus Technologies, LLC (“Cygnus”) and their respective subsidiaries. Prior to the Company’s divestiture of its Protein Detection business in September 2021, Topco LLC also operated and controlled Vector Laboratories, Inc. and its subsidiaries. The Company operates and controls all of the business and affairs of Topco LLC, and through Topco LLC and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net income is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The pre-IPO organizational transactions were considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include our accounts and the accounts of our subsidiaries.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement, and the realizability of our net deferred tax assets. Actual results could differ materially from those estimates.
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production, biologics safety testing, and protein detection. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. The Company also recognizes revenue from other contracts that may include a combination of products and services, the provision of solely services, or from license fee arrangements which may be associated with the delivery of product. Where there is a combination of products and services, the Company accounts for the promises as individual performance obligations if they are concluded to be distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our of customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap, mRNA, and specialized oligonucleotides. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products were delivered.
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
The Company elected the practical exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less. The Company had no material unfulfilled performance obligations for contracts with an original length greater than one year at December 31, 2021.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records contract receivable when it has an unconditional right to consideration. Contract assets balances, which are included in prepaid and other current assets, were not material as of December 31, 2020. There were no contract asset balances as of December 31, 2021.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $12.6 million and $79.2 million as of December 31, 2021 and 2020, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.

Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Year Ended December 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$280,369	$25,686	$11,016	$317,071
Europe, the Middle East and Africa	377,325	15,597	4,752	397,674
Asia Pacific	54,114	26,471	3,068	83,653
Latin and Central America	56	663	123	842
Total revenue	$711,864	$68,417	$18,959	$799,240

	Year Ended December 31, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$115,216	$21,787	$13,343	$150,346
Europe, the Middle East and Africa	69,637	14,862	5,606	90,105
Asia Pacific	21,444	17,946	3,783	43,173
Latin and Central America	23	302	149	474
Total revenue	$206,320	$54,897	$22,881	$284,098

	Year Ended December 31, 2019
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$49,757	$18,984	$15,284	$84,025
Europe, the Middle East and Africa	15,975	12,102	6,805	34,882
Asia Pacific	6,843	12,964	3,784	23,591
Latin and Central America	27	366	249	642
Total revenue	$72,602	$44,416	$26,122	$143,140
Total revenue is attributed to geographic regions based on the bill-to location of the transaction. For all periods presented, the majority of our revenue was recognized at a point in time.
Shipping and Handling Costs
Shipping and handling costs, which are charged to customers, are included in revenue. Shipping and handling charges included in revenue were approximately $3.6 million, $3.3 million and $3.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Freight and supplies costs directly associated with shipping products to customers are included as a component of cost of revenue.
Research and Development
Research and development (“R&D”) expenses include personnel costs, including salaries, benefits and equity-based compensation for laboratory personnel, outside contracted services, and costs of supplies. R&D costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in R&D are recognized as prepaid assets until the goods are received or services are rendered.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $1.3 million, $1.2 million and $1.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Equity-Based Compensation
Stock-Based Compensation
The Company recognized stock-based compensation for all equity awards made to employees based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period, which is typically four years. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.
The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations. The fair value of restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant.
Unit-Based Compensation
Up until the IPO, MLSH 1 had granted unit-based awards to certain executives of Topco LLC who are also executives of the Company in the form of non-vested units. Topco LLC’s controlled subsidiary, MLSC, also granted unit-based awards only to certain employees of its subsidiaries (collectively, the “Incentive Units”). All awards of Incentive Units were measured based on the fair value of the award on the date of grant. The Company recognizes compensation expense for MLSH 1 awards in its consolidated financial statements as MLSH 1 is considered to be the economic interest holder in Topco LLC. Compensation expense for the Incentive Units is recognized over their requisite service period. Forfeitures are recognized when they occur.
The grant date fair value of Incentive Unit awards was determined by the Company’s Board of Directors with the assistance of management and an independent third-party valuation specialist.
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco LLC, which has been, and will continue to be, treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s previously wholly-owned U.S. subsidiary, Maravai Life Sciences, Inc. (“Maravai Inc.”) and its subsidiaries, were taxpaying entities in the U.S., Canada, and the U.K. Maravai Inc.’s subsidiaries were sold and Maravai Inc. ceased to be a regarded entity and was deemed liquidated for U.S. tax purposes during the year ended December 31, 2021. Topco LLC’s other subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai Inc. and its subsidiaries, prior to their disposal, as well as our share of income generated by Topco LLC.
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
The Company’s tax positions are subject to income tax audits. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the accompanying consolidated statements of operations. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as any related net interest and penalties.
Payables to Related Parties Pursuant to the Tax Receivable Agreement
In November 2020, we entered into a Tax Receivable Agreement (“TRA”) with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the Organization Transactions and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unitholder maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.
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
•In November 2020, we became the sole managing member of Topco LLC (see Note 8). As of December 31, 2021 and 2020, we owned approximately 52% and 38% of Topco LLC, respectively. Therefore, we report non-controlling interests based on LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheet as of December 31, 2021. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive income (loss).
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

Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021 (see Note 2), the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment.
Cash
Cash consists of deposits held at financial institutions.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consist of amounts due from customers for product sales and services. Prior to January 1, 2021, the Company recognized estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. After January 1, 2021, the Company’s expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding, liquidity and financial position of the customer, and the geographic location of the customer. In certain instances, the Company may identify individual accounts receivable assets that do not share risk characteristics with other accounts receivable, in which case the Company records its expected credit losses on an individual asset basis.
As of December 31, 2021 and 2020, the allowance for credit losses was approximately $0.3 million and $0.4 million, respectively. Write-offs of accounts receivable and recoveries were not significant during the years ended December 31, 2021 or 2020.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Assets	Useful Lives
Leasehold improvements	5 - 15 years
Furniture, fixtures, equipment and software	3 - 11 years
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

Property and equipment balances during 2020 included certain leased buildings in which the Company was considered an owner lessee (see Note 5). The leased buildings were being depreciated over the lease term to a residual value that will approximate the remaining lease financing obligation at the end of the lease and was derecognized on January 1, 2021 upon the Company’s adoption of the new lease accounting standard (see Note 5).
Goodwill
Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company conducts a goodwill impairment analysis at least annually and more frequently if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than carrying amount. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of goodwill is less than its carrying amount (the qualitative impairment test). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative impairment test, the Company then performs a quantitative impairment test. The Company’s annual or interim quantitative impairment testing is performed by comparing the estimated fair value of the reporting unit to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.
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
Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment, right-of-use operating lease assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. No impairment loss was recognized for long-lived assets for any period presented.
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
As of December 31, 2021 and 2020, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
Leases
Prior to January 1, 2021, the Company rented its office space and facilities under non-cancelable operating lease agreements and recognized related rent expense on a straight-line basis over the term of the lease. The Company’s lease agreements contained rent holidays, scheduled rent increases, and renewal options. Rent holidays and scheduled rent increases were included in the determination of rent expense to be recorded ratably over the lease term. The Company did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease. The Company began recognizing rent expense on the date that it obtained the legal right to use and control the leased space. Deferred rent consisted of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupied.
In certain arrangements, the Company was involved in the construction of improvements to buildings it is leasing. To the extent the Company was involved with the structural improvements of the construction project or took on construction risk, the Company was considered to be the owner of the building and related improvements for accounting purposes during the construction period. The Company recorded the fair value of the building and related improvements subject to the lease within property and equipment on the balance sheet. Once a construction project was complete, the Company considered the requirements for sale-leaseback accounting treatment. If the Company concluded the arrangement did not qualify for sale-leaseback accounting treatment, the building and related improvements remained on the Company’s balance sheet and were subject to depreciation and assessment of impairment.
Subsequent to January 1, 2021, as a result of the adoption of the new lease accounting standard, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities on our balance sheet as of December 31, 2021. The Company has elected not to recognize on the balance sheet leases with terms of one year or less.
Right-of-use (“ROU”) assets represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease contract. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.
The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The Company recognizes lease expense on a straight-line basis over the expected lease term.
The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the balance sheet and amortized as lease expense on a straight-line basis over the lease term.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains the majority of its cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. Cash is deposited with major financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company provides credit, in the normal course of business, to international and domestic distributors as well as certain customers, which are geographically dispersed. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable, net
	Years Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
BioNTech SE	29.5%	16.7%	*	*	*
Pfizer Inc.	23.3%	14.2%	*	23.6%	45.1%
CureVac N.V.	15.3%	*	*	46.5%	12.8%
Thermo Fisher Scientific Inc.	*	*	10.4%	*	*
Nacalai USA, Inc.	*	*	*	11.6%	*
____________________
*Less than 10%
For the year ended December 31, 2021, substantially all of the revenue recorded for BioNTech SE, Pfizer Inc., and CureVac N.V. was generated by our Nucleic Acid Production segment. For the year ended December 31, 2020, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by our Nucleic Acid Production segment. For the year ended December 31, 2019, 43.2%, 30.1%, and 26.7%, of revenue recorded for Thermo Fisher Scientific Inc. was generated by our Nucleic Acid Production, Biologics Safety Testing and Protein Detection segments, respectively.
Net Income (Loss) per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income (loss) per Class A Common share/unit attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income (loss) attributable to us by the weighted average number of Class A Common shares/units outstanding during the period. The non-controlling interest, for historical periods prior to the IPO, is calculated pursuant to the terms of the MLSC LLC Agreement on a fully-distributed basis, taking into account the various classes of equity of MLSC, including the cumulative yields on MLSC’s preferred units. Diluted net income (loss) per Class A Common share/unit is calculated by giving effect to all potential weighted average dilutive LLC incentive units for historical periods prior to the IPO and stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”) are convertible into shares of our Class A Common stock, for the period after the IPO. For historical periods prior to the IPO, the weighted average number of common units outstanding during the period and the potential dilutive common unit equivalents is determined under the two-class method. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc. diluted net loss per Class A Common share/unit attributable to the Company since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the year ended December 31, 2021 as a result of the adoption of these standards.
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the previous guidance for operating leases under ASC 840, Leases.
The Company adopted this standard on January 1, 2021 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs, where applicable. The Company elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. The Company also elected a policy of not recording leases on its balance sheets when the leases have a term of 12 months or less.
Leases with a term greater than one year are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities as of December 31, 2021. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.
The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The Company recognizes lease expense on a straight-line basis over the expected lease term.
The impact of the adoption of Topic 842 on the balance sheet as of January 1, 2021 was as follows (in thousands):

	Balance as of December 31, 2020	Adjustments due to Adoption of Topic 842	Balance as of January 1, 2021
Assets:
Prepaid expenses and other current assets	$11,095	$(1,987)	$9,108
Property and equipment, net	101,305	(59,759)	41,546
Deferred tax assets	431,699	(424)	431,275
Other assets	4,158	57,227	61,385
Liabilities:
Accrued expenses and other current liabilities	38,546	2,570	41,116
Lease facility financing obligation, less current portion	56,167	(56,167)	—
Other long-term liabilities	2,231	44,200	46,431
Stockholders' equity:
Retained earnings	854	1,670	2,524
Non-controlling interest	66,235	2,784	69,019
The adjustments due to the adoption of Topic 842 primarily related to the recognition of operating lease ROU assets and lease liabilities for the Company’s operating leases. In addition, the adoption of Topic 842 resulted in a change to certain arrangements where we are involved with the construction of structural improvements or we take construction risk to buildings we are leasing. Where we are no longer the accounting owner of the construction project as a result of the adoption of Topic 842, such assets and liabilities are derecognized and accounted for in the same manner as other leasing arrangements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which has been subsequently amended (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, this standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 was not adopted until the fourth quarter of 2021. The Company’s adoption of this standard as of January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-15 was not adopted until the fourth quarter of 2021. The Company’s adoption of this standard as of January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-17 was not adopted until the fourth quarter of 2021. The Company’s adoption of this standard as of January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606. ASU 2021-08 is effective for years beginning after December 31, 2022, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance (“ASU 2021-10). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of i) the types of assistance, ii) an entity’s accounting for the assistance, and iii) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: i) information about the nature of the transactions and the related accounting policy used to account for the transactions, ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, ii) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for us on January 1, 2022, with early adoption permitted. The amendments should be applied either i) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or ii) retrospectively to those transactions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
2.Acquisition and Divestiture
Acquisition
Mock V
In March 2020, the Company acquired all of the outstanding shares of MockV Solutions, Inc. (“MockV”), a private entity, for $3.0 million, inclusive of acquisition costs of $0.2 million. The MockV technology acquired is a novel, proprietary viral clearance prediction tool that includes a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction and will expand the Company biologics safety testing offerings. The transaction was accounted for as an asset acquisition as the acquired set of assets and activities did not meet the definition of a business. In connection with this acquisition, the Company acquired developed technology, an in-process research and development asset (“IPR&D”), an assembled workforce, and an insignificant amount of working capital balances. The relative fair value attributed to the acquired developed technology, assembled workforce, and working capital balances was insignificant. The IPR&D acquired was allocated a value of $2.9 million and the Company recognized a charge of $2.9 million related to the IPR&D as a component of research and development on the consolidated statement of operations because the technology had not yet reached technological feasibility and had no alternative future use. The Company must also make contingent cash payments (the “Earn-Outs”) of up to $9.0 million to the sellers of MockV based upon the achievement of long-term revenue targets. The Earn-Outs were determined to be contingent consideration that was not subject to derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes paid or payable. As of December 31, 2021 and 2020, no such amounts were deemed to be payable.
As the Company had no tax basis in the acquired IPR&D asset, and the acquired IPR&D asset was expensed prior to the measurement of any deferred taxes, no deferred taxes were recognized for the initial transaction.
In November 2020, MockV was converted into a single member LLC and was deemed liquidated for income tax purposes.
Divestiture
Vector
In August 2021, the Company entered into a definitive agreement to sell Vector Laboratories, Inc. and its subsidiaries (“Vector”) to Voyager Group Holdings, Inc. (“Voyager”), a third-party unrelated to the Company, for an all cash sale price of $124.0 million, subject to purchase price adjustments. The Company determined that the fair value of Vector, less estimated costs to sell, exceeded the book value of the Vector Disposal Group and there were no other indicators of asset impairment prior to the sale. The divestiture was completed in September, 2021, and the Company received total considerations of $121.9 million, which included $120.3 million in cash and $1.6 million in receivables to be collected based on the finalization of working capital adjustments. The sale price is also subject to adjustment based on the finalization of working capital.
As a result of the divestiture, during the year ended December 31, 2021, the Company recognized a pre-tax gain on sale of $11.2 million, net of transactions costs of $0.9 million, in the consolidated statements of operations.
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
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Voyager to help support its ongoing operations. Under the TSA, the Company will provide certain transition services to Voyager, including information technology, finance and ERP, marketing and commercial, human resources, employee benefits, and other limited services. Depending on the service, the initial period ranges from one month to five months and the extension period ranges from one month to eight months. Income from performing services under the TSA was recorded within other income in the consolidated statements of operations and was not significant for the year ended December 31, 2021.
In August 2020, the Company entered into an agreement with an executive of Vector whereby the executive received incentive units of MLSH 1. In connection with the divestiture, MLSH 1 amended this executive’s incentive units resulting in the recognition of incremental unit-based compensation expense in the Company’s consolidated financial statements of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative in the consolidated statements of operations for the year ended December 31, 2021.

3.Goodwill and Intangible Assets
The Company’s goodwill of $152.8 million and $224.3 million as of December 31, 2021 and 2020 respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of December 31, 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. As of December 31, 2020, the Company had four reporting units, two of which were contained in the Nucleic Acid Production segment. The Company performed a qualitative goodwill impairment analysis on each of its three reporting units during the fourth quarter of 2021 and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value and no further testing was required. The qualitative impairment test was elected for these three reporting units because of the growth in revenue and cashflows in excess of our initial projections. The Company has not recognized any goodwill impairment charges in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the periods presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
Balance as of December 31, 2020	$32,838	$119,928	$71,509	$224,275
Divestiture	—	—	(71,509)	(71,509)
Balance as of December 31, 2021	$32,838	$119,928	$—	$152,766
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 5 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$5,012	$2,108	5 - 10	2.9
Patents and Developed Technology	167,648	63,465	104,183	5 - 14	8.5
Customer Relationships	19,953	8,673	11,280	10 - 12	6.4
Total	$194,721	$77,150	$117,571		8.1

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$11,490	$5,384	$6,106	5 - 15	6.3
Patents and Developed Technology	169,404	52,809	116,595	5 - 14	9.5
Customer Relationships	83,323	28,368	54,955	10 - 14	8.8
Total	$264,217	$86,561	$177,656		9.1
The Company recognized $12.4 million, $12.7 million and $12.2 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $5.9 million, $7.6 million and $8.0 million was recorded as selling, general and administrative expenses for each of the years ended December 31, 2021, 2020, and 2019, respectively.
In September 2021, the Company completed its divestiture of the Protein Detection segment (see Note 2). This resulted in the derecognition of $41.7 million in net intangible assets associated with the divested segment.

As of December 31, 2021, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2022	$14,600
2023	14,417
2024	14,417
2025	14,417
2026	14,191
Thereafter	45,529
Total estimated amortization expense	$117,571
4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$19,726	$11,112
Work in process	21,382	18,333
Finished goods	10,449	3,856
Total inventory	$51,557	$33,301
Property and equipment
Property and equipment consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Land	$—	$818
Buildings	—	2,129
Buildings capitalized under lease finance obligations	—	61,202
Leasehold improvements	18,162	1,637
Furniture, fixtures, and equipment	31,065	23,157
Software	2,713	2,632
Total	51,940	91,575
Less accumulated depreciation	(12,532)	(10,647)
Total	39,408	80,928
Construction in-progress	6,924	20,377
Total property and equipment, net	$46,332	$101,305
Depreciation expense totaled approximately $6.4 million, $5.6 million, and $3.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Employee related	$18,894	$18,448
Lease liabilities, current portion	3,722	—
Professional services	2,897	7,670
Customer deposits	2,429	1,091
Sales and use tax liability	1,296	2,896
Federal tax liability	102	2,290
Other	5,234	6,151
Total accrued expenses and other current liabilities	$34,574	$38,546
5.Leases
The Company leases facilities, including office, laboratory and manufacturing space under long-term non-cancelable operating leases.
Burlingame, California Facility
In January 2020, the Company completed the sale of land, building and related building improvements specific to its facility in Burlingame, California for approximately $34.5 million in cash. Simultaneously, with the close of the transaction, the Company leased the property for a two-and-a-half-year period, resulting in a total of $3.3 million in new lease obligations through December 31, 2021. The Company’s sale of the building and immediate leaseback of the facility qualified for sale-leaseback accounting. Upon adoption of ASC 842, the lease was reevaluated and classified as an operating lease. Given the Company was considered to retain more than a minor part but less than substantially all of the use of the property, the present value of the minimum lease payment over the lease term of $3.1 million was required to be deferred and recognized as a reduction of rent expense over the life of the lease. Net of the $3.1 million in deferred gain, the Company recognized a net gain on the sale of the asset of $19.0 million during the year ended December 31, 2020. In August 2020, the Company executed a six-month extension for the leased property, including escalating rent payments, with total incremental lease payments associated with the extension of $1.8 million. The unamortized deferred gain at the time of the modification, approximating $2.0 million, was amortized on a prospective basis over the extended lease term. Upon execution of the amendment inclusive of escalating rent payments, expense was being recognized on a straight-line basis and the difference between the recognized rent expense and the amounts paid under the lease was being recorded as deferred rent included in other short-term and long-term liabilities on the consolidated balance sheet as of December 31, 2020. Upon adoption of ASC 842, the Company reassessed the classification of the lease as of January 1, 2021 and determined it to be classified as an operating lease and the remaining unrecognized deferred gain of $1.7 million on adoption date was derecognized from the balance sheet. The lease was subsequently assumed by Voyager as part of the divestiture of Vector in September 2021 (see Note 2).
Wateridge San Diego Facility
In July 2018, the Company entered into a lease for a new manufacturing facility (the “Wateridge San Diego Facility Lease”). The lease included tenant improvement provisions for construction prior to occupancy. Construction on this new manufacturing facility began in 2018 and Company evaluated the extent of its financial and operational involvement in the tenant improvements of the new facility related to the Wateridge San Diego Facility Lease to determine whether it was considered the owner of the construction project. The Company concluded that it was deemed to be the owner of the facility for accounting purposes (even though it did not meet the definition for legal purposes) during the construction period and upon the completion of the construction. The Company therefore recorded the fair value of the building asset and improvements, which was estimated to be $59.0 million and the related lease facility financing obligation of $51.2 million. The difference between the gross asset value and the lease facility financing obligation represented the approximate $8.0 million of building improvement costs reimbursed by the Company.
In September 2020, the Company amended its Wateridge San Diego Facility Lease agreement to provide for additional manufacturing and office space. The amended lease agreement provides for tenant improvements for construction prior to occupancy of $2.7 million, rent concessions, and escalating rent payments over the life of the lease which expires in May 2023. As of December 31, 2020, the anticipated tenant improvement allowance was recorded as a component of the lease facility financing obligation a $2.0 million receivable for lessor-funded financing within prepaid and other current assets, and $0.7 million in construction in progress for costs incurred to date as the Company has earned the right to this portion of the tenant allowance. Additionally, during 2020, the Company incurred incremental building improvement costs for the initially leased space. As of December 31, 2020, the Company had recognized $20.4 million and $1.7 million in construction in progress and accrued expenses, respectively, within the consolidated balance sheet specific to this facility.
Upon adoption of Topic 842, the Company assessed the above Wateridge San Diego Facility Lease and determined that the Company was not the accounting owner of the construction projects and they would further be classified as operating leases. Given the Company had previously recognized the building and financing lease obligation for the Wateridge San Diego Facility Lease as a result of the transactions build-to-suit designation under legacy GAAP, the Company derecognized the $59.0 million leased building and $55.1 million lease financing obligation from the balance sheet on January 1, 2021. The unamortized cost incurred by the Company for lessor-owned tenant improvements of $8.0 million was recognized as a component of ROU Assets on January 1, 2021.
Southport Facility
The Company was also considered to be the accounting owner of its Southport, North Carolina leased facility (the “Southport Facility'') under legacy GAAP. Upon adoption of Topic 842, the Company analyzed the Southport Facility lease under the new guidance and determined that the lease would be classified as an operating lease. As the Company has previously recognized the building and financing lease obligation for the Southport Facility as a result of the transactions build-to-suit designation under legacy GAAP, the Company derecognized the $3.0 million leased building and $1.8 million lease financing obligation from the balance sheet on January 1, 2021.
All of the Company's office space and manufacturing facilities are occupied under operating lease arrangements with various expiration dates through 2030, some of which include options to extend the term of the lease. The Company's leases have remaining lease terms of one year year to approximately 10 years, some of which may include options to extend the leases for up to 10 years. The Company does not have any leases that include residual value guarantees.
The Company did not have any finance leases as of December 31, 2021.
The following table presents supplemental balance sheet information related to the Company's operating leases as of the period presented below (in thousands).

	Line Item in the Consolidated Balance Sheet	December 31, 2021
Right-of-use assets	Other assets	$49,095
Lease liabilities, current portion	Accrued expenses and other current liabilities	3,722
Non-current lease liabilities	Other long-term liabilities	40,906
The components of the net lease costs reflected in the Company's consolidated statement of operations were as follows for the period presented (in thousands):

Year Ended December 31, 2021
Operating lease costs	$8,792
Variable lease costs	1,759
Total lease costs	$10,551
The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its operating leases were as follows as of December 31, 2021:

Weighted average remaining lease term (in years)	8.2
Weighted average discount rate	5.1%

Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statement of cash flows is detailed in the following table for the period presented (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$6,335
As of December 31, 2021, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

Operating Leases
2022	$5,904
2023	6,354
2024	6,535
2025	6,521
2026	6,604
Thereafter	23,342
Total minimum lease payments	$55,260
Less: interest	(10,632)
Total lease liabilities	$44,628
Lease Agreements Not Yet Commenced as of December 31, 2021
Leland Facility
In June 2021, the Company entered into a 10 year lease for a new manufacturing facility (the “Leland Facility”) with the option to extend the lease term for four 5-year periods. The lease includes tenant improvement provisions for construction prior to occupancy of $3.6 million, a free rent period, and escalating rent payments over the life of the lease, which expires in 2032. The total future minimum lease payments under the lease agreement are $12.7 million, with an option to extend subject to certain conditions. Construction on this new manufacturing facility began in November 2021. As of December 31, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned, and determined that the lease has not yet commenced for accounting purposes.
Flanders San Diego Facility
In August 2021, the Company entered into an eleven year operating lease for a new manufacturing facility (the “Flanders San Diego Facility”) consisting of two buildings. The lease included tenant improvement provisions for construction prior to occupancy. The lease includes tenant improvement provisions for construction prior to occupancy of up to $11.5 million, rent abatement clauses, and escalating rent payments over the life of the lease, which expires in 2032. The total future minimum lease payments under the lease agreement are $37.2 million, with optional term extensions subject to certain requirements. Construction on the first and second building began in November 2021. The Company concluded that it was not deemed to be the accounting owner of either buildings for accounting purposes during the construction period. As of December 31, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned, and determined that the lease has not yet commenced for accounting purposes.
Prior to January 1, 2021, the Company accounted for leases under ASC 840. Rent expense for each of the years ended December 31, 2020 and 2019 were approximately $3.2 million and $2.5 million, respectively.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and under the previous lease accounting standard, minimum annual payments under the Company’s non-cancelable lease agreements, capital lease agreements, and lease financing obligations were as follows (in thousands):

	Capital Leases	Lease Facility Financing Obligations	Operating Leases
2021	$50	$4,126	$2,777
2022	25	4,648	3,062
2023	—	5,014	1,336
2024	—	5,109	1,371
2025	—	5,071	1,104
Thereafter	—	24,232	5,286
Total minimum payments	75	48,200	$14,936
Less: amount representing interest	(16)	(27,830)
Present value of future minimum lease payments	59	20,370
Residual value of lease facility financing obligations	—	36,547
Less: short-term lease facility financing obligations	(36)	(750)
Long-term lease facility financing obligations	$23	$56,167
Operating leases in the table above includes future minimum lease payments for the ground lease for the Southport Facility, Wateridge San Diego Facility, and Burlingame, California Facility.
6.Commitments and Contingencies
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
Indemnification Agreements
In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties, and losses arising from breach of representations, warranties and covenants to counterparties set forth in agreements with such parties. We have also agreed to our directors and officers to the maximum extent permitted under applicable state laws pursuant to standard director and officer indemnification agreements and our corporate charter and bylaws. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and are not currently aware of any indemnification claims.
7.Long-Term Debt
2020 Credit Agreements
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries (the “New Borrowers”), entered into a credit agreement (the “Credit Agreement”) to refinance existing $400.0 million long-term debt with a new $780.0 million facility. The Credit Agreement provides for a First Lien Term Loan (the “Term Loan”) of $600.0 million, maturing October 2027, and a Revolving Credit Facility (the “Revolving Credit Facility”) for up to $180.0 million in funding. The Credit Agreement amended and restated the Company’s prior credit agreement as of August 2018 (the “First and Second Lien Credit Agreements”). In November 2020, the Company repaid $50.0 million of principal balance of the First Lien Term Loan using proceeds from the IPO.

Borrowings under the Credit Agreement bear interest (a) initially, at our option, either (i) at the Base Rate plus 3.25% per annum or (ii) the Adjusted Eurocurrency Rate plus 4.25% per annum and (b) after delivery of the compliance certificate for the fiscal quarter ended March 31, 2021, at our option, either at (i) the Base Rate plus the applicable margin of 3.25% per annum with a stepdown to 3.00% based on Intermediate’s first lien net leverage ratio or (ii) the Adjusted Eurocurrency Rate plus the margin of 4.25% per annum with a stepdown to 4.00% based on Intermediate’s first lien net leverage ratio. Interest rates will also decrease an additional 0.25% in any period if the Company’s credit ratings issued by Moody’s and S&P are B2 or better and B or better, respectively. The Base Rate is defined as the greatest of (i) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the Federal Reserve Bank of New York Rate (“NYFRB”) plus 0.50% per annum, (iii) the Adjusted Eurocurrency Rate for a one month interest period plus 1.00% per annum, (iv) solely with respect to the initial term loans, 2.00% per annum and (v) for any loans that are not initial term loans, 1.00% per annum. The “Adjusted Eurocurrency Rate” is defined as the greater of (a) with respect to the initial term loans the greater of (i) the Eurocurrency Rate for such interest period multiplied by the Statutory Reserve Rate (as such term is defined in the Credit Agreement), and (ii) 1.00% and (b) with respect to the revolving loans, the greater of (i) the Eurocurrency Rate for such interest period multiplied by the Statutory Reserve Rate (as such term is defined in the Credit Agreement), and (ii) 0%. The “Eurocurrency Rate” is defined as the London Inter-bank Offered Rate (“LIBOR”) as displayed by Reuters (which if negative will be deemed to be 0%) or, if LIBOR is unavailable, a rate based on historical LIBOR, as determined by the administrative agent under the Credit Agreement.
The Term Loan contains prepayment provisions that allow for, at the Company’s option, to prepay all or a portion of the principal amount at any time. Subject to certain exceptions and limitations and reinvestment rights, the Company is required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt and certain asset sales or dispositions. Commending with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for such period is equal to or less than $10.0 million. As of December 31, 2021, our first lien net leverage ratio was less than 4.25:1.00 thus the prepayment provision was not triggered.
The Term Loan is repayable in quarterly payments of $1.5 million which began on on March 31, 2021, with all remaining outstanding principal due at maturity in October 2027. All outstanding amounts drawn under the Revolving Credit Facility will become due at maturity in October 2025.
Accrued interest under the Credit Agreement is generally payable quarterly in arrears on the date of any repayment or prepayment and at maturity. In addition to paying interest on outstanding principal under the Credit Agreement we are required to pay a commitment fee to the lenders under the Revolving Credit Facility for any unutilized commitments at 0.375% per annum, with one stepdown to 0.25% per annum based on Intermediate’s first lien net leverage ratio calculation.
As of December 31, 2021, the interest rate on the Term Loan was 4.75% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of December 31, 2021.
Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, together with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions), as specified in the respective guaranty agreements. Borrowings under the Credit Agreement are also secured by a first-priority lien and security interest in substantially all of the assets (subject to certain exceptions) of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
The accounting related to entering into the Credit Agreement and using the proceeds to pay off the First and Second Lien Credit Agreements were evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First and Second Lien Credit Agreements did not participate in this refinancing transaction and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $7.6 million in the accompanying consolidated statement of operations for the year ended December 31, 2020. For the remainder of the creditors, this transaction was accounted for as a modification because the present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $15.8 million of various costs, of which $6.0 million related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt, and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.

We also incurred $3.5 million of financing-related fees related to the Revolving Credit Facility. As of December 31, 2021 and 2020, $2.7 million and $3.4 million, respectively, of such unamortized debt issuance costs are recorded as assets within other assets on our consolidated balance sheets as there is no balance outstanding related to the Revolving Credit Facility.
In conjunction with the Company’s divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the Credit Agreement, the portion of the Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by Voyager as part of the divestiture. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay existing certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the Credit Facility also requires us to maintain a certain net leverage ratio. All obligations under the Credit Facility are unconditionally guaranteed by the assets of substantially all of our subsidiaries. The Company was in compliance with these covenants as of December 31, 2021.
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
The refinancing of the previous debt was accounted for as a modification and also as an extinguishment of the related outstanding debt balances.
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
Interest Rate Cap
In the first fiscal quarter of 2021, the Company entered into a new interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contract’s notional amount of $415.0 million The floating rate of interest is reset at the end of each three month period. The contract expires on March 31, 2023. The interest rate cap agreement has not been designated as a hedging relationship and its fair value was insignificant for all periods presented.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
First Lien Term Loan	$544,000	$550,000
Unamortized debt issuance costs	(13,409)	(15,386)
Total long-term debt	530,591	534,614
Less: current portion	(6,000)	(6,000)
Total long-term debt, less current portion	$524,591	$528,614

There were no balances outstanding on the Company’s Revolving Credit Facility as of December 31, 2021.
As of December 31, 2021, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2022	$6,000
2023	6,000
2024	6,000
2025	6,000
2026	6,000
Thereafter	514,000
Total long-term debt	$544,000
8.Stockholders’ / Member’s Equity
Initial Public Offering
In November 2020, the Company completed its IPO and sold 69,000,000 shares of Class A common stock at a public offering price of $27.00 per share, inclusive of the 9,000,000 shares of Class A common stock purchased by underwriters pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of approximately $1.8 billion after deducting underwriting discounts and commissions, which was used to purchase 55,823,011 of previously-issued and 3,703,704 of newly-issued Topco LLC Units for approximately $94.5 million.
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
•The issuance of shares of the Company’s Class B common stock to Maravai Life Sciences Holdings, LLC (“MLSH 1”) which was Topco LLC’s pre-IPO owner on a one-to-one basis with the number of LLC Units owned; and
•The acquisition, by merger, of two members of Topco LLC (“the Blocker Entities”), for which we issued 28,965,664 shares of Class A common stock and paid cash of $208.1 million as consideration (“the Blocker Mergers”).Prior to the Organizational Transactions, Topco LLC had established a single class of common units with MLSH 1 as its sole member. Topco LLC was authorized to issue up to 253,916,941 common units. All authorized 253,916,941 common units were issued and outstanding prior to the Organizational Transactions. MLSH 1 as the member, was not obligated to make capital contributions to Topco LLC. Topco LLC’s profits and losses were allocated to MLSH 1 as determined by the Board of Directors. Topco LLC’s common units have no conversion rights, special preferences or redemption rights. No capital contributions were received by Topco LLC from MLSH 1 in 2019.
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
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Maravai’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Maravai. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of December 31, 2021, no preferred stock was outstanding.
We are required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the MLSH 1 and the number of LLC Units owned by the MLSH 1. We may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of MLSH 1, exchange LLC Units for shares of Class A common stock. All Class B common stock that is transferred shall be automatically retired and cancelled and shall no longer be outstanding.
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
Repurchase of Class A Common Stock From MLSH 2
In November 2020, we repurchased 1,319,148 shares of Class A common stock from MLSH 2, a related party, for $33.7 million. These shares were immediately retired.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative in the consolidated statements of operations.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative in the consolidated statements of operations.
Cash Contribution, Exchange, and Forfeiture Agreement
In December 2021, the Company entered into a Cash Contribution, Exchange and Forfeiture Agreement (the “Contribution Agreement”) with Topco LLC and MLSH 1, a related party. Pursuant to the Contribution Agreement, the Company contributed $110.0 million of cash to Topco LLC in exchange for 2,732,919 newly-issued units LLC Units of Topco LLC at a price per unit of $40.25, which was equal to the 50-day volume-weighted average price of the Company’s Class A common stock as calculated on December 31, 2021. Immediately following the contribution, the Company and MLSH 1 agreed to forfeit 2.036% of their respective LLC Units of Topco LLC and an equal number of shares of the Company’s Class B common stock, par value $0.01 per share, for no consideration. The purpose of the Contribution Agreement was to reduce the excess cash that had accumulated at the Company as a result of quarterly tax distributions it has received from Topco LLC since its IPO.
9.Net Income (Loss) Per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Net income (loss) per unit for periods prior to our IPO have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 8 and the 69,000,000 shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the year ended December 31, 2020, has been calculated by dividing net income for the period, adjusted for preferred unit dividends attributable to MLSC non-controlling interests and net income (loss) attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Basic net income per Class A common stock for the year ended December 31, 2021, has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income (loss) per Class A common share/unit gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
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
Prior to the Organizational Transactions and IPO, basic net loss per common unit attributable to our member for the year ended December 31, 2019 is based on the weighted average number of common units outstanding during the period. Diluted net loss per common unit is computed by adjusting the net loss and the weighted-average number of common units outstanding to give effect to potentially dilutive securities.

The following table presents the computation of basic and diluted net income per common share/unit attributable to the Company for the periods presented (in thousands, except per share and per unit amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) per Class A common share/unit:
Numerator—basic:
Net income (loss)	$469,250	$78,816	$(5,201)
Less: preferred unit dividends attributable to the MLSC non-controlling interests	—	(15,270)	(5,681)
Less: (income) loss attributable to common non-controlling interests	(287,213)	13,342	2,396
Net income (loss) attributable to Maravai LifeSciences Holdings, Inc.—basic	$182,037	$76,888	$(8,486)
Numerator—diluted:
Net income (loss) attributable to Maravai LifeSciences Holdings, Inc.—basic	$182,037	$76,888	$(8,486)
Net income (loss) effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	$132	$—	$—
Effect of the assumed conversion of Class B common stock	220,187	(8,802)	—
Net income (loss) attributable to Maravai LifeSciences Holdings, Inc.—diluted	$402,356	$68,086	$(8,486)
Denominator—basic:
Weighted average Class A common shares/units outstanding—basic (1)	114,791	10,351	253,917
Net income (loss) per Class A common share/unit—basic	$1.59	$7.43	$(0.03)
Denominator—diluted:
Weighted average Class A common shares/units outstanding—basic (1)	114,791	10,351	253,917
Weighted average effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	153	1	—
Effect of the assumed conversion of Class B common stock	142,859	18,556	—
Weighted average Class A common shares/units outstanding—diluted (1)	257,803	28,908	253,917
Net income (loss) per Class A common share/unit—diluted	$1.56	$2.36	$(0.03)
____________________
(1)Amounts for the years ended December 31, 2021 and 2020 represent shares of Class A common stock outstanding. Amounts for the year ended December 31, 2019 represent Topco LLC units outstanding.
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
The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share/unit for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Time-based incentive units	—	—	11,396
Performance-based incentive units	—	—	2,849
Stock options	355	1,535	—
Shares estimated to be purchased under employee stock purchase plan	12	51	—
	367	1,586	14,245
10.Equity Incentive Plans
Stock-Based Compensation
In November 2020, the Company’s board of directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each of the first 10 calendar years during the term of the 2020 Plan, by the lesser of (i) 4% of the total number of shares of Class A common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of Class A common stock determined by our board of directors or compensation committee. Shares of Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the 2020 Plan.
All awards granted under the 2020 Plan are intended to be treated as (i) stock options, including incentive stock options (“ISOs”), (ii) stock appreciation rights (“SARs”), (iii) restricted share awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) dividend equivalents, or (vi) other stock or cash awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The exercise price of a stock option shall not be less than 100% (or, in the case of an ISO granted to a ten percent stock holder, 110%) of the fair market value of the shares on the date of grant. As of December 31, 2021, only stock options and restricted stock units have been issued.
In November 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The ESPP permits eligible employees to purchase shares of Class A common stock at a discount through payroll deductions during specified six-month purchase periods. The price of shares purchased under the ESPP is equal to the lower of the grant date price less a 15% discount or a 15% discount to the market closing price on the date of purchase.
Compensation expense recognized for the ESPP was insignificant for all periods presented.
Stock Options
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,514	$26.98	9.9	$1,621
Granted	454	39.98
Exercised	(5)	27.00
Cancelled	(554)	28.80
Outstanding as of December 31, 2021	1,409	$30.47	9.0	$16,846
Exercisable as of December 31, 2021	282	$26.98	8.8	$4,200
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
•Expected volatility - The expected volatility was derived from the historical stock volatilities of peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards, since our stock trading history is limited.
•Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
•Expected dividend yield - The expected dividend yield is zero as we have no plans to make dividend payments.

A summary of the assumptions used to estimate the fair value of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2021	2020
Expected volatility	57.2%	59.0%
Risk-free interest rate	1.0%	0.5%
Expected term (in years)	6.1	6.1
Expected dividend yield	—%	—%
Stock-based compensation expense related to stock options was $4.6 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. The total fair value of stock options vested was $4.3 million for the year ended December 31, 2021.
As of December 31, 2021, the total unrecognized stock-based compensation related to stock options was $18.0 million, which is expected be recognized over a weighted-average period of approximately 3.2 years.
Restricted Stock Units
The Company began granting restricted stock unit awards to non-employee directors during 2020. The following table summarizes RSU activity:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Balance as of December 31, 2020	71	$27.00
Granted	43	37.46
Vested	(24)	27.00
Balance as of December 31, 2021	90	$31.96
Stock-based compensation expense related to RSUs was $0.8 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The total fair value of RSUs vested was $0.9 million for the year ended December 31, 2021.
As of December 31, 2021, the total unrecognized equity-based compensation related to RSUs was $2.6 million, which is expected be recognized over a weighted-average period of approximately 1.4 years.
Unit-Based Compensation
Prior to the IPO, the Company’s parent, MLSH 1, granted unit-based awards (“MLSH 1 Incentive Units”) to certain executives of the Company in the form of non-vested units. Our controlled subsidiary, MLSC, granted unit-based awards (“MLSC Incentive Units”) only to certain employees of its subsidiaries.
MLSC Incentive Units
Topco LLC’s majority-owned subsidiary during the periods preceding the Organizational Transactions and wholly-owned subsidiary subsequent to the Organizational Transactions, issued incentive units (the “MLSC Incentive Units”) to its employees. All MLSC Incentive Units were settled during 2020. The MLSC Incentive Units were subject to either a combination of service, market or performance vesting conditions. Vested MLSC Incentive Units were treated as common units for purposes of distributions.
In September 2020, Topco LLC entered into agreements (the “Repurchase Agreements”) to repurchase all remaining and outstanding MLSC Incentive Units, including the 1,500,000 MLSC Incentive Units, accelerated the vesting of all remaining unvested time-based MLSC Incentive Units and also removed the performance condition associated with the performance-based MLSC Incentive Units. The total compensation cost recognized for these transactions approximated $0.8 million. Topco LLC paid $9.1 million to settle the Repurchase Agreements in October 2020.
Unit-based compensation expense related to MLSC Incentive Unit awards was approximately $1.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The total fair value of the MLSC Incentive Units vested was $0.9 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

MLSH 1 Incentive Units
Prior to the Organizational Transactions, Topco LLC entered into agreements with certain executives and board members whereby those employees and board members were granted incentive units in MLSH 1, a related party. All MLSH 1 Incentive Unit awards were subject to a market condition which is subject to the achievement of a certain investment return threshold that increased on a compounding basis annually and a service condition subject to their continued employment. Certain MLSH 1 Incentive Unit awards contained a performance condition tied to the achievement of certain cash distribution multiples. All vested MLSH 1 Incentive Unit awards are subject to repurchase for fair value at MLSH 1’s option upon a voluntary or involuntary separation event that is not deemed to be for cause. Upon the IPO, the performance condition was met for certain MLSH 1 Incentive Units and the Company recorded an additional $3.5 million of equity-based compensation expense.
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
In connection with the divestiture of its Protein Detection business, the Company recognized incremental unit-based compensation expense of $2.4 million related to an amended agreement with an executive of Vector (see Note 2). This unit-based compensation expense was recorded within selling, general and administrative in the consolidated statements of operations for the year ended December 31, 2021.
Unit-based compensation expense related to MLSH 1 Incentive Unit awards was approximately $3.9 million, $22.3 million, and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
MLSH 1 Incentive Unit award activity during year ended December 31, 2021 is as follows:

	Number of Unvested MLSH 1 Incentive Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2020	349	$17.47
Forfeited	(13)	46.78
Vested	(177)	9.78
Balance as of December 31, 2021	159	$22.20
As of December 31, 2021, total unrecognized compensation cost related to unvested MLSH 1 Incentive Units subject to service condition is $1.3 million which is expected to be recognized over a weighted average period of 2.1 years.
Equity-Based Compensation
The following table summarizes the total equity-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$1,915	$282	$22
Research and development	280	131	211
Selling, general and administrative	8,263	24,216	1,446
Total equity-based compensation	$10,458	$24,629	$1,679
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
12.Income Taxes
As of December 31, 2021, we are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
As of December 31, 2020, we were also subject to U.S. federal and state corporate income taxes with respect to Maravai Inc. and its subsidiaries who are taxpaying entities in the U.S., Canada, and the U.K. During the year ended December 31, 2021, Maravai Inc.’s subsidiaries were sold and Maravai Inc. ceased to be a regarded entity and was deemed liquidated for U.S. tax purposes. Maravai Inc. and its subsidiaries’ activity prior to their disposal is included in our continuing operations.
Components of income (loss) from continuing operations before income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$530,853	$82,012	$(5,581)
International	(88)	(316)	(272)
Total income (loss) from continuing operations	$530,765	$81,696	$(5,853)
Income tax expense (benefit) consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense
Federal	$9,291	$6,093	$505
State and local	1,623	2,251	2
International	3,697	—	—
Total current tax expense	14,611	8,344	507

Deferred tax expense (benefit)
Federal	$36,564	$(3,922)	$(1,224)
State and local	10,340	(1,542)	65
Total deferred tax expense (benefit)	46,904	(5,464)	(1,159)

Total provision (benefit) for income taxes	$61,515	$2,880	$(652)

A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate as of the periods presented is summarized as follows:

	As of December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefits	2.2	0.3	(1.1)
Deferred tax revaluation	—	(1.8)	—
Income of non-controlling interest	(11.4)	(18.9)	—
Rate effect from pass-through entity	—	—	(11.1)
Taxable (loss) gain on subsidiary liquidation	(0.7)	2.7	—
Equity-based compensation	0.1	1.3	(0.8)
Research and development credits	(0.4)	(0.1)	0.9
Uncertain tax positions	—	—	2.5
Valuation allowance	0.1	(1.5)	—
Other	0.7	0.5	(0.3)
Effective tax rate	11.6%	3.5%	11.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets were as follows as of the periods presented below (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets
Investment in Topco LLC	$675,855	$360,861
Deductions to be received for Tax Receivable Agreement payments	154,093	81,123
Other	1,249	6,110
Total deferred tax assets	831,197	448,094
Valuation allowance	(23,080)	(13,663)
Total deferred tax assets, net of valuation allowance	808,117	434,431

Deferred tax liabilities
Intangible assets	—	(11,341)
Total deferred tax liabilities	—	(11,341)

Total net deferred tax asset	$808,117	$423,090
As a result of the Organizational Transactions, IPO, and subsequent exchanges and financing, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $808.1 million primarily associated with: (i) $675.9 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC and (ii) $154.1 million related to tax benefits from future deductions attributable to payments under the TRA and (iii) $23.1 million valuation allowance on these items.
The valuation allowance increased by $9.4 million and $12.1 million during the years ended December 31, 2021 and 2020, respectively.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of December 31, 2021. However, a portion of the deferred tax asset may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. Therefore, the change in the valuation allowance during

December 31, 2021, is primarily due to the establishment of a $23.1 million valuation allowance to reflect the deferred tax asset that is more likely than not to not be realized.
Net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2021 were as follows (in millions):

	Amount	Expiration Years
Net operating losses, state (1)	$6.9	Beginning in 2034
Tax credits, state	0.3	CA - Do not expire
____________________
(1)The carryforward rules for state net operating losses vary from state to state with some states not having an expiration date.
As of December 31, 2021 and 2020, the Company had insignificant unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company does not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense.
The aggregate changes in the balance of the Company’s unrecognized tax benefits were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$220	$208	$136
Gross increases based on tax positions related to current year	232	62	5
Gross increases based on tax positions related to prior years	—	—	105
Gross decreases based on tax positions related to prior years	(211)	(50)	(38)
Balance, end of year	$241	$220	$208
The Company files income tax returns in the U.S. federal jurisdiction and various states and is not under audit by taxing authorities in any of these jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2017 except for utilization of NOL carryforwards.
Payable to Related Parties Pursuant to the TRA
Pursuant with our IPO, we entered into a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO, and subsequent exchanges. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits. Accordingly, in November 2020 a liability of $389.5 million payable to the MLSH 1 and MLSH 2 under the TRAs was established. This liability was increased by $137.7 million and $227.4 million as a result of the April 2021 Secondary Offering and September 2021 Secondary Offering, respectively. The liability also increased by $1.0 million as a result of the Company’s cash contribution to Topco LLC in December 2021. During the year ended December 31, 2021, the Company recognized a gain of $6.1 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate. The liability, represents approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA. Additionally, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statement of operations.
We made payments of $1.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2021. No payments were made during the year ended December 31, 2020. As of December 31, 2021 and 2020, our liabilities under the TRA were $748.3 million and $389.5 million, respectively.
Tax Distributions to Topco LLC’s Owners
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions. The agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum combined marginal federal and state income tax rate applicable to an individual and (ii) the net investment income tax. The assumed income tax rate ranges from 46.7% to 54.1% in certain cases where the qualified business income deduction is unavailable.
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
During the year ended December 31, 2021, Topco LLC paid tax distributions of $283.2 million to its owners, including $129.7 to us. During the year ended December 31, 2020, Topco LLC paid tax distributions of $13.1 million to its owners, including $4.9 million to us. No tax distributions were made by Topco LLC for the year ended December 31, 2019. As of December 31, 2021, no amounts for tax distributions have been accrued as such payments were made during 2021.
13.Employee Benefit Plans
The Company sponsors a 401(k) plan (the “Maravai LifeSciences 401(k) Plan”) pursuant to which eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company provides for a cash match of up to 50% of employee contributions up to the first 6% of salary.
Total contributions by the Company to the Maravai LifeSciences 401(k) Plan was approximately $1.3 million, $1.0 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
14.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are executives or MLSH 1. The Company’s CEO, CFO and General Counsel are executives of MLSH 2.
Advisory and Services Agreement with GTCR
Prior to the IPO, GTCR, provided subsidiaries of the Company with financial and management consulting services through an advisory services agreement. This advisory services agreement also provided that the Company pay placement fees to GTCR of 1.0% of the gross amount of any debt or equity financings as well as quarterly management fees. The advisory services agreement was terminated in connection with the IPO. The Company also reimburses GTCR for out-of-pocket expenses incurred while providing the above professional services. During the year ended December 31, 2020, the Company entered into the Credit Agreement (see Note 7) and paid GTCR a $3.7 million placement fee. No such placement fees were incurred during the years ended December 31, 2021 and 2019. For the year ended December 31, 2020, the Company incurred approximately $4.2 million in management fees to GTCR. All other amounts paid or payable under these agreements to GTCR were insignificant for all periods presented.
Director Nomination Agreement with GTCR
In connection with the IPO, the Company entered into a Director Nomination Agreement with GTCR. The Director Nomination Agreement provides GTCR the right to nominate to the Board a number of designees equal to at least: (i) 100% of the total number of directors comprising the Board, so long as GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 40% of the total amount of shares of Class A common stock and Class B common stock it owns, (ii) 40% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 30% but less than 40% of the total amount of shares of Class A common stock and Class B common stock it owns, (iii) 30% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 20% but less than 30% of the total amount of shares of Class A common stock and Class B common stock it owns, (iv) 20% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 10% but less than 20% of the total amount of shares of Class A common stock and Class B common stock it owns and (v) one director, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 5% of the total amount of shares of Class A common stock and Class B common stock it owns. In addition, GTCR shall be entitled to designate the replacement for any of its Board designees whose Board service terminates prior to the end of the director’s term, regardless of GTCR’s beneficial ownership at that time. GTCR shall also have the right to have its designees participate on committees of the Company/s Board proportionate to its voting power, subject to compliance with applicable law and stock exchange rules. The Director Nomination Agreement also prohibits the Company from increasing or decreasing the size of our Board without the prior written consent of GTCR. This agreement will terminate at such time as GTCR beneficially owns less than 5% of the shares of Class A and Class B common stock it beneficially owned at the date of the IPO.
Registration Rights Agreement with MLSH 1 and MLSH 2
In connection with the IPO, Company entered into a registration rights agreement with MLSH 1 and MLSH 2. MLSH 1 and MLSH 2 are entitled to request that the Company register their shares of capital stock on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” MLSH 1 and MLSH 2 are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. During 2021, the Company registered shares of Class A shares held by MLSH 1 which were subsequently sold in an offering as selling shareholders as well as facilitated secondary offering transactions related to current year exchanges (see Note 8).
Exchange Agreement with MLSH 1
In connection with the IPO, the Company entered into an exchange agreement with MLSH 1, whereby MLSH 1 may surrender their LLC Units to Topco LLC or, at our election, exchange its LLC Units for shares of our Class A common stock on a one-for-one basis, or, at our election, for cash from a substantially concurrent public offering or private sale. MLSH 1 is also required to deliver to us an equivalent number of shares of Class B common stock to effectuate an exchange. MLSH 1 executed two exchanges under this agreement during 2021 (see Note 8).
Payable to Related Parties Pursuant to a Tax Receivable Agreement
Concurrent with the completion of the IPO, the Company entered into a TRA with MLSH 1 and MLSH 2. During the year the Company made TRA payments to both MLSH 1 and MLSH 2 (see Note 12).
Cash Contribution, Exchange and Forfeiture Agreement with MLSH 1
In December 2021, the Company entered into a Cash Contribution, Exchange and Forfeiture Agreement (the “Contribution Agreement”) with MLSH 1 (see Note 8).
Topco LLC Operating Agreement
MLSH 1 is party to the Topco LLC operating agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the year ended December 31, 2021 and 2020, the Company made distributions of $153.5 million and $8.2 million for tax liabilities to MLSH 1 under this agreement.
Other Distributions
In October 2020, the Company made a $88.6 million distribution to MLSH 1.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global. During the year-ended December 31, 2021, the Company paid $7.4 million to Curia Global (“Curia”), an entity for which GTCR exercises significant influence, for contract manufacturing and development services. Such amounts were included in research and development expense on the consolidated statement of operations for the year-ended December 31, 2021.
Maravai LifeSciences Foundation
In December 2021, the Company established a new charitable foundation to promote causes tied to Maravai’s mission. During the year ended December 31, 2021, the Company contributed $2.0 million to the Foundation. The Company does not control the Foundation’s activities, and accordingly, does not consolidate the Foundation.
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
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Year Ended December 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$712,520	$68,417	$18,959	$—	$(656)	$799,240
Adjusted EBITDA	$565,254	$54,440	$6,391	$(43,270)	$5	$582,820

	Year Ended December 31, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$207,597	$54,897	$22,881	$—	$(1,277)	$284,098
Adjusted EBITDA	$133,822	$44,516	$9,225	$(18,189)	$(209)	$169,165

	Year Ended December 31, 2019
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$72,602	$44,416	$26,122	$—	$—	$143,140
Adjusted EBITDA	$22,229	$36,371	$14,603	$(11,189)	$—	$62,014
During the years ended December 31, 2021 and 2020, intersegment revenue was $0.7 million and $1.3 million, respectively. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2021and 2020. Intersegment revenue represents intersegment revenue between the Nucleic Acid Production and Protein Detection segments. There was no inter-segment activity for the year ended December 31, 2019.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$469,250	$78,816	$(5,201)
Add:
Amortization	18,339	20,320	20,274
Depreciation	6,413	5,593	3,810
Interest expense	30,260	30,740	29,959
Income tax expense (benefit)	61,515	2,880	(652)
EBITDA	585,777	138,349	48,190
Acquisition contingent consideration	—	—	322
Acquisition integration costs	44	3,857	6,170
Amortization of purchase accounting inventory step-up	—	—	1,856
Acquired in-process research and development costs	—	2,881	—
Equity-based compensation	10,458	24,629	1,679
GTCR management fees	—	680	523
Gain on sale of business	(11,249)	—	—
Gain on sale and leaseback transaction	—	(19,002)	—
Merger and acquisition related expenses	1,508	395	3,274
Financing costs	2,383	9,784	—
Tax receivable agreement liability adjustment	(6,101)	—	—
Loss on extinguishment of debt	—	7,592	—
Adjusted EBITDA	$582,820	$169,165	$62,014
16.Subsequent Events
Amendment No. 2 to the Credit Agreement
In January 2022, certain subsidiaries of the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement, dated as of October 19, 2020, among Intermediate, Cygnus, and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”). The Amendment replaces the LIBOR based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate. The Amendment also reduces the interest rate margins applicable to the term and revolving facilities under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduces the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
Acquisition of MyChem, LLC
In January 2022, the Company completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets. The consideration to acquire MyChem comprised of gross purchase price $250.0 million, subject to purchase price adjustments, and potential earn out payments payable in cash of up to $60.0 million.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of December 31, 2021, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Maravai LifeSciences Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maravai LifeSciences Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ / member’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California
March 1, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2022 Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2022 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2022 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the 2022 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2022 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

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

2.1§
Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

2.2§
Amendment No. 1, dated as of September 2, 2021, to the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021)

2.3
Letter Agreement, dated November 24, 2021, amending the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC.

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

10.1#‡
Amendment No. 1, effective as of June 6, 2021, to the Supply Agreement, dated as of October 9, 2020, among TriLink Biotechnologies, LLC, Pfizer Inc. and BioNTech SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021).

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

10.31§
Amendment No. 2, dated as of January 19, 2022, to the Credit Agreement, dated as of October 19, 2020, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, Trilink Biotechnologies, LLC, Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings Inc.’s Form 8-K filed on January 20, 2022).

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
Date: March 1, 2022

***

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

Signature	Title	Date

/s/ Carl Hull	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Carl Hull

/s/ Kevin Herde	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Kevin Herde

/s/ Anat Ashkenazi	Director	March 1, 2022
Anat Ashkenazi

/s/ Sean Cunningham	Director	March 1, 2022
Sean Cunningham

/s/ Benjamin Daverman	Director	March 1, 2022
Benjamin Daverman

/s/ Susannah Gray	Director	March 1, 2022
Susannah Gray

/s/ Robert B. Hance	Director	March 1, 2022
Robert B. Hance

/s/ Jessica Hopfield	Director	March 1, 2022
Jessica Hopfield

/s/ Gregory T. Lucier	Director	March 1, 2022
Gregory T. Lucier

/s/ Luke Marker	Director	March 1, 2022
Luke Marker

/s/ Constantine Mihas	Director	March 1, 2022
Constantine Mihas

/s/ Murali K. Prahalad	Director	March 1, 2022
Murali K. Prahalad