Form 10-Q
period 2022-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2022-05-06
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39725
Maravai LifeSciences Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	8731	85-2786970
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

10770 Wateridge Circle, Suite 200 San Diego, California		92121
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of April 29, 2022, 131,538,212 shares of the registrant’s Class A common stock were outstanding and 123,669,196 shares of the registrant’s Class B common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements often may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of the timing or nature of our future operating or financial performance or other events. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results to differ materially from those that we expected, including:
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
•Our principal asset is our interest in Maravai Topco Holdings, LLC (“Topco LLC”), and, accordingly, we depend on distributions from Topco LLC to pay our taxes and expenses, including payments under a tax receivable agreement with the former owners of Topco LLC (the “Tax Receivable Agreement” or “TRA”). Topco LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•Conflicts of interest could arise between our shareholders and Maravai Life Sciences Holdings, LLC (“MLSH 1”), the only other member of Topco LLC, which may impede business decisions that could benefit our shareholders.
•The Tax Receivable Agreement requires us to make cash payments to MLSH 1 and Maravai Life Sciences Holdings 2, LLC (“MLSH 2”), an entity through which certain of our former owners hold their interests in the Company, in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$431,469	$551,272
Accounts receivable, net	120,355	117,512
Inventory	51,409	51,557
Prepaid expenses and other current assets	15,902	19,698
Total current assets	619,135	740,039
Property and equipment, net	47,702	46,332
Goodwill	283,535	152,766
Intangible assets, net	235,405	117,571
Deferred tax assets	793,210	808,117
Other assets	64,243	53,451
Total assets	$2,043,230	$1,918,276
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,384	$8,154
Accrued expenses and other current liabilities	32,411	34,574
Deferred revenue	3,693	10,211
Current portion of payable to related parties pursuant to a Tax Receivable Agreement	34,747	34,838
Current portion of long-term debt	5,440	6,000
Total current liabilities	86,675	93,777
Long-term debt, less current portion	524,499	524,591
Payable to related parties pursuant to a Tax Receivable Agreement, less current portion	711,232	713,481
Other long-term liabilities	66,522	41,066
Total liabilities	1,388,928	1,372,915
Stockholders' equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,490 and 131,488 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,315	1,315
Class B common stock, $0.01 par value - 300,000 shares authorized; 123,669 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,237	1,237
Additional paid-in capital	128,584	128,386
Retained earnings	251,423	184,561
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	382,559	315,499
Non-controlling interest	271,743	229,862
Total stockholders' equity	654,302	545,361
Total liabilities and stockholders' equity	$2,043,230	$1,918,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Revenue	$244,293	$148,211
Operating expenses:
Cost of revenue	40,032	31,391
Selling, general and administrative	33,200	23,471
Research and development	3,695	2,160
Total operating expenses	76,927	57,022
Income from operations	167,366	91,189
Other income (expense):
Interest expense	(2,664)	(7,904)
Loss on extinguishment of debt	(208)	—
Change in payable to related parties pursuant to a Tax Receivable Agreement	2,340	5,886
Other income	7	3
Income before income taxes	166,841	89,174
Income tax expense	19,981	13,709
Net income	146,860	75,465
Net income attributable to non-controlling interests	79,998	52,363
Net income attributable to Maravai LifeSciences Holdings, Inc.	$66,862	$23,102

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.51	$0.24
Diluted	$0.50	$0.24

Weighted average number of Class A common shares outstanding:
Basic	131,489	96,647
Diluted	255,287	96,673
____________________
*As adjusted to reflect the impact of the adoption of Accounting Standards Codification 842 (“ASC 842”). See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Net income	$146,860	$75,465
Other comprehensive income:
Foreign currency translation adjustments	—	8
Total other comprehensive income	146,860	75,473
Comprehensive income attributable to non-controlling interests	79,998	52,369
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$66,862	$23,104
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2	—	—	—	34	—	—	34
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(14)	—	14	—
Stock-based compensation	—	—	—	—	1,869	—	1,758	3,627
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(39,889)	(39,889)
Impact of change to deferred tax asset associated with cash contribution to Topco	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	66,862	79,998	146,860
March 31, 2022	131,490	$1,315	123,669	$1,237	$128,584	$251,423	$271,743	$654,302

	Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	—	1,670	2,784	4,454
Stock-based compensation	—	—	—	—	854	—	—	1,424	2,278
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	(3)	—	—	(23,125)	(23,128)
Net income	—	—	—	—	—	—	23,102	52,363	75,465
Foreign currency translation adjustment	—	—	—	—	—	2	—	6	8
March 31, 2021 (as adjusted)*	96,647	$966	160,974	$1,610	$85,976	$(42)	$25,626	$99,687	$213,823
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Operating activities:
Net income	$146,860	$75,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,855	1,256
Amortization of intangible assets	5,527	5,041
Non-cash operating lease expense	1,874	2,378
Amortization of deferred financing costs	699	654
Equity-based compensation expense	3,627	2,278
Loss on extinguishment of debt	208	—
Deferred income taxes	13,217	11,760
Revaluation of liabilities under the Tax Receivable Agreement	(2,340)	(5,886)
Other	(985)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(2,217)	(70,812)
Inventory	1,201	(13,808)
Prepaid expenses and other assets	2,517	(581)
Accounts payable	1,950	1,896
Accrued expenses and other current liabilities	(4,062)	(10,746)
Deferred revenue	(6,518)	41,114
Other long-term liabilities	(1,109)	(1,383)
Net cash provided by operating activities	162,304	38,326
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	(238,836)	—
Purchases of property and equipment	(2,748)	(3,332)
Proceeds from sale of building	—	548
Net cash used in investing activities	(241,584)	(2,784)
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(39,889)	(23,128)
Proceeds from borrowings of long-term debt	8,455	—
Principal repayments of long-term debt	(9,815)	(1,500)
Proceeds from employee stock purchase plan and exercise of stock options, net of shares withheld for employee taxes	726	570
Net cash used in financing activities	(40,523)	(24,058)
Effects of exchange rate changes on cash	—	7
Net (decrease) increase in cash	(119,803)	11,491
Cash, beginning of period	551,272	236,184
Cash, end of period	$431,469	$247,675

Supplemental cash flow information:
Cash paid for interest	$1,373	$7,219
Cash paid for income taxes	$914	$2,725
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$1,742	$1,202
Right-of-use assets obtained in exchange for new operating lease liabilities	$773	$—

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Fair value of contingent consideration liability recorded in connection with acquisition of business in other long-term liabilities	$7,800	$—
Accrued consideration payable	$10,000	$—
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company”, and together with its consolidated subsidiaries, “Maravai”, “we”, “us”, and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics and vaccines and to support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications and antibody-based products to detect impurities during the production of biopharmaceutical products.
The Company is headquartered in San Diego, California and has historically operated in three principal businesses: Nucleic Acid Production, Biologics Safety Testing and Protein Detection. In September 2021, the Company completed the divestiture of its Protein Detection business. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
Organization
We were incorporated as a Delaware corporation in August 2020 for the purpose of facilitating an initial public offering (“IPO”). Immediately prior to the IPO, we effected a series of organizational transactions (the “Organizational Transactions”), which, together with the IPO, were completed in November 2020, that resulted in the Company operating, controlling all of the business affairs and becoming the ultimate parent company of Maravai Topco Holdings, LLC (“Topco LLC”) and its consolidated subsidiaries. Maravai Life Sciences Holdings, LLC (“MLSH 1”), which is controlled by investment entities affiliated with GTCR, is the only other member of Topco LLC.
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink”), Glen Research, LLC, MockV Solutions, LLC and Cygnus Technologies, LLC (“Cygnus”) and their respective subsidiaries. Prior to the Company’s divestiture of its Protein Detection business in September 2021, Topco LLC also operated and controlled Vector Laboratories, Inc. and its subsidiaries (“Vector”).
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2021, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 9), the realizability of our net deferred tax assets, and valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in its 2021 Form 10-K. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production, biologics safety testing and protein detection. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. The Company also recognizes revenue from other contracts that may include a combination of products and services, the provision of solely services, or from license fee arrangements which may be associated with the delivery of product. Where there is a combination of products and services, the Company accounts for the promises as individual performance obligations if they are concluded to be distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our of customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap®, mRNA and specialized oligonucleotides. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products were delivered.
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
Protein Detection
Prior to the divestiture of its Protein Detection business in September 2021, the Company also manufactured and sold protein labeling and detection reagents to customers that were used for basic research and development. The contracts to sell these catalog products consisted of a single performance obligation to deliver the reagent products. Revenue from these contracts was recognized at a point in time, generally upon shipment of the final product to the customer.
The Company elected the practical expedient to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less. The Company had no material unfulfilled performance obligations for contracts with an original length greater than one year for any period presented.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of March 31, 2022 and December 31, 2021.

Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $5.3 million and $12.6 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.
Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$79,418	$7,519	$86,937
Europe, the Middle East and Africa	131,350	4,697	136,047
Asia Pacific	12,867	8,328	21,195
Latin and Central America	15	99	114
Total revenue	$223,650	$20,643	$244,293

	Three Months Ended March 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$68,132	$6,412	$3,752	$78,296
Europe, the Middle East and Africa	47,898	4,349	1,468	53,715
Asia Pacific	7,885	6,735	1,360	15,980
Latin and Central America	17	153	50	220
Total revenue	$123,932	$17,649	$6,630	$148,211
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
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of March 31, 2022, we held approximately 51.5% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 48.5% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of March 31, 2022. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the three months ended March 31, 2022 and 2021, MLSH 1 did not exchange any Paired Interests.
Distributions of $39.9 million and $23.1 million for tax liabilities were made to MLSH 1 during the three months ended March 31, 2022 and 2021, respectively.
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021, the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment. As of March 31, 2022, the Company operated in two reportable segments: Nucleic Acid Production and Biologics Safety Testing.
Net Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A Common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A Common shares outstanding during the period. Diluted net income per Class A Common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock , are convertible into shares of our Class A Common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three months ended March 31, 2022 and 2021.
Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s condensed consolidated statements of income. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the condensed consolidated statements of cash flows because the change in fair value is an input in determining net income. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s current assets and liabilities approximated fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximated carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
Acquisitions
The Company evaluates mergers, acquisitions and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an acquisition of assets. The Company first identifies who is the acquiring entity by determining if the target is a legal entity or a group of assets or liabilities. If control over a legal entity is being evaluated, the

Company also evaluates if the target is a variable interest or voting interest entity. For acquisitions of voting interest entities, the Company applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an acquisition of assets. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The purchase price may also include contingent consideration. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration liabilities are recognized at their estimated fair value on the acquisition date. Contingent consideration arrangements that are determined to be compensatory in nature are recognized as post combination expense in our condensed consolidated statements of income ratably over the implied service period beginning in the period it becomes probable such amounts will become payable. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. The results of acquired businesses are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs directly attributable to acquired businesses are expensed as incurred.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and assumptions about future net cash flows, discount rates and market participants. Each of these factors can significantly affect the value attributed to the identifiable intangible asset acquired in a business combination.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
	2022	2021
BioNTech SE	40.4%	22.2%	*	*
Pfizer Inc.	29.5%	29.2%	64.3%	23.6%
CureVac N.V.	*	*	*	46.5%
Nacalai USA, Inc.	*	*	*	11.6%
____________________
*Less than 10%
For the three months ended March 31, 2022 and 2021, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by the Nucleic Acid Production segment.
Retrospective Application of a Change in Accounting Principle
The Company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”), effective January 1. 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was not adopted until the fourth quarter of 2021. The comparative information for the three months ended March 31, 2021 has been adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2021.
Select line items from the condensed consolidated statements of income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Cost of revenue	$30,368	$1,023	$31,391
Selling, general and administrative	23,237	234	23,471
Research and development	2,164	(4)	2,160
Total operating expenses	55,769	1,253	57,022
Income from operations	92,442	(1,253)	91,189
Other income (expense):
Interest expense	(8,770)	866	(7,904)
Income before income taxes	89,561	(387)	89,174
Net income	75,852	(387)	75,465
Net income attributable to non-controlling interests	52,605	(242)	52,363
Net income attributable to Maravai LifeSciences Holdings, Inc.	23,247	(145)	23,102
The adoption of ASC 842 had no impact on the Company’s basic and diluted earnings per share for the three months ended March 31, 2021.
Select line items from the condensed consolidated statements of comprehensive income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted
Net income	$75,852	$(387)	$75,465
Total other comprehensive income	75,860	(387)	75,473
Comprehensive income attributable to non-controlling interests	52,605	(236)	52,369
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	23,255	(151)	23,104
Select line items from the condensed consolidated statements of changes in stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted
Retained earnings	$24,101	$1,525	$25,626
Non-controlling interest	97,145	2,542	99,687
Total stockholders' equity	209,756	4,067	213,823

Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating activities
Net income	$75,852	$(387)	$75,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,854	(598)	1,256
Amortization of intangible assets	5,040	1	5,041
Non-cash operating lease expense	—	2,378	2,378
Non-cash interest expense recognized on lease facility financing obligation	162	(162)	—
Other	(144)	(156)	(300)
Changes in operating assets and liabilities:
Inventory	(13,828)	20	(13,808)
Prepaid expenses and other assets	98	(679)	(581)
Accrued expenses and other current liabilities	(11,044)	298	(10,746)
Other long-term liabilities	(280)	(1,103)	(1,383)
Net cash provided by operating activities	38,715	(389)	38,326
Investing activities
Purchases of property and equipment	(3,580)	248	(3,332)
Net cash used in investing activities	(3,032)	248	(2,784)
Financing activities
Payments made on facility financing lease obligation and capital lease	(141)	141	—
Net cash used in financing activities	(24,199)	141	(24,058)
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of: (i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (i) information about the nature of the transactions and the related accounting policy used to account for the transactions, (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The new guidance is required to be adopted either: (i) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (ii) retrospectively to those transactions. We adopted ASU 2021-10 on January 1, 2022 using the prospective method. There was no impact to the Company’s condensed consolidated financial statements as a result of the adoption of this ASU.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for years beginning after December 31, 2022, including interim periods within those fiscal years, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of its adoption. The Company early adopted ASU 2021-08 and there was no impact to the Company’s condensed consolidated financial statements as a result of the adoption of this ASU.

2.Acquisition
MyChem, LLC
On January 27, 2022, the Company completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets. The acquisition will vertically integrate the Company’s supply chain and expand its product offerings for inputs used in the development of therapeutics and vaccines.
The Company acquired MyChem for a total purchase consideration of $257.8 million, subject to customary post-closing adjustments, including a working capital settlement. The total cash consideration paid at closing was $240.0 million using existing cash on hand. The transaction was accounted for as an acquisition of a business as MyChem consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the three months ended March 31, 2022, the Company incurred $3.0 million in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative in the condensed consolidated statements of income.
The acquisition date fair value of consideration transferred to acquire MyChem consisted of the following (in thousands):

Cash paid	$240,012
Consideration payable	10,000
Fair value of contingent consideration	7,800
Total consideration transferred	$257,812
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem are dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “Performance Payment”). The MyChem SPA provides for a total maximum Performance Payment of $40.0 million. The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. The MyChem SPA further provides that the Company will pay to the sellers of MyChem an additional amount of up to $10.0 million subject to the completion of certain calculations associated with acquired inventory, which has been recorded within other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2022. The Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. For the three months ended March 31, 2022, the Company recorded $1.7 million of compensation expense related to the Retention Payment within research and development in the condensed consolidated statements of income.
The Company estimated the fair value of the Performance Payment contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on MyChem revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 4). As of March 31, 2022, there were no significant changes in the estimated fair value of the Performance Payment compared to its acquisition date fair value.
As the Company is in the process of finalizing the evaluation of certain liabilities and assets, the allocation of purchase consideration is preliminary and provisional measurements of certain liabilities and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$1,176
Current assets	2,741
Intangible assets, net	123,360
Other assets	9,288
Total identifiable assets acquired	136,565
Current liabilities	(1,123)
Other long-term liabilities	(8,399)
Total liabilities assumed	(9,522)
Net identifiable assets acquired	127,043
Goodwill	130,769
Net assets acquired	$257,812
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with a vertical supply integration. There were no tax impacts associated with the acquisition due to the pass-through income tax treatment of MyChem. All of the goodwill acquired in connection with the acquisition of MyChem was allocated to the Company’s Nucleic Acid Production segment and is deductible to Topco LLC for income tax purposes.
Upon closing of the acquisition, approximately $1.0 million was placed into escrow to cover potential working capital adjustments and approximately $12.5 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the purchase agreement. These amounts are included in the total purchase consideration of $257.8 million. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying condensed consolidated balance sheet as of March 31, 2022.
The following table summarizes the estimated fair values of MyChem’s identifiable intangible assets as of the date of acquisition and their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Trade Names	$460	3
Developed Technology	121,000	12
Customer Relationships	1,900	12
Total	$123,360
The trade name and customer relationship intangible assets are related to the MyChem’s name, customer loyalty and customer relationships. The developed technology intangible asset is related to processes and techniques for synthesizing and developing ultra-pure nucleotides. The fair value of these intangible assets was based on MyChem’s projected revenues and were estimated using an income approach, specifically the multi-period excess earnings method. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets was determined based upon the remaining period for which the assets that are expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 30.6%, a discount rate of 16.5% and an assumed technical obsolescent curve range of 5.0% to 7.5%.
Pursuant to the terms of the MyChem SPA, the Company recognized an indemnification asset of $8.0 million within other assets, which represented the seller’s obligation to reimburse pre-acquisition income tax liabilities assumed in the acquisition, and was recorded within other long-term liabilities.

The carrying value of the remaining assets acquired or liabilities assumed was estimated to equal their fair values based on their short-term nature. These estimates were based on the assumption that the Company believes to be reasonable; however, actual results may differ from these estimates.
Revenue and earnings from MyChem included in the Company’s condensed consolidated statements of income since the date of acquisition were immaterial.
No proforma revenue or earnings information for the three months ended March 31, 2022 and 2021 have been presented as the impact was not determined to be material to the Company’s condensed consolidated revenues and net income for the respective periods.
3.Goodwill and Intangible Assets
The Company’s goodwill of $283.5 million and $152.8 million as of March 31, 2022 and December 31, 2021, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of March 31, 2022 and December 31, 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. During the three months ended March 31, 2022, the Company recorded goodwill of $130.8 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2). The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2021	$32,838	$119,928	$152,766
Acquisition	130,769	—	130,769
Balance as of March 31, 2022	$163,607	$119,928	$283,535
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 5 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,580	$5,192	$2,388	5 - 10	4.1
Patents and Developed Technology	288,649	68,335	220,314	5 - 14	10.2
Customer Relationships	21,853	9,150	12,703	10 - 12	7.2
Total	$318,082	$82,677	$235,405		10.0

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$5,012	$2,108	5 - 10	2.9
Patents and Developed Technology	167,648	63,465	104,183	5 - 14	8.5
Customer Relationships	19,953	8,673	11,280	10 - 12	6.4
Total	$194,721	$77,150	$117,571		8.1
During the three months ended March 31, 2022, the Company recorded intangible assets of $123.4 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2).
The Company recognized $4.7 million and $3.1 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $0.8 million and $1.9 million was recorded as selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2022 (remaining nine months)	$18,742
2023	24,812
2024	24,812
2025	24,669
2026	24,432
Thereafter	117,938
Total estimated amortization expense	$235,405
4.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$3,715	$—	$3,715
Liabilities
Contingent consideration	$—	$—	$7,800	$7,800
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were insignificant.
Contingent Consideration
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment is 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of income.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Balance as of March 31, 2022	$7,800

5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$20,054	$19,726
Work in process	20,548	21,382
Finished goods	10,807	10,449
Total inventory	$51,409	$51,557
6.Long-Term Debt
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries Vector, TriLink and Cygnus (together with Intermediate, the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”), and a $180.0 million revolving credit facility (the “Revolving Credit Facility”).
In August 2021, in conjunction with the Company’s divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the Credit Agreement, the portion of the Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by Voyager Group Holdings, Inc., the entity that acquired Vector, as part of the divestiture. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.
In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement, among Intermediate, Cygnus, and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”). The Company entered into the Amendment to: (i) refinance $544.0 million in aggregate principal amount of first lien term loans initially issued thereunder (the “First Lien Term Loan”) and replace it with a Tranche B Term Loan (the “Tranche B Term Loan”); (ii) replace the LIBOR-based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate; and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facility under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduces the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
As of March 31, 2022, the interest rate on the Tranche B Term Loan was 3.50% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of March 31, 2022.
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
The accounting related to entering into the Amendment was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First Lien Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying condensed consolidated statements of income for the three months ended March 31, 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt, and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.

We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility. As of March 31, 2022, unamortized debt issuance costs totaled $2.8 million and are recorded as assets within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2022, the Company’s first lien net leverage ratio was less than 4.25:1.00, thus a prepayment was not required.
The Tranche B Term Loan became repayable in quarterly payments of $1.4 million beginning in March 2022, with all remaining outstanding principal due in October 2027. The Tranche B Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the principal amount at any time. The Revolving Credit Facility allows the Company to repay and borrow from time to time until October 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Tranche B Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of March 31, 2022.
Interest Rate Cap
In the first fiscal quarter of 2021, the Company entered into a new interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contract’s notional amount of $415.0 million The floating rate of interest is reset at the end of each three month period. The contract expires on March 31, 2023. The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $3.7 million within non-current assets with changes in fair value recognized within interest expense in the condensed consolidated statements of income.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Tranche B Term Loan	$542,640	$—
First Lien Term Loan	—	544,000
Unamortized debt issuance costs	(12,701)	(13,409)
Total long-term debt	529,939	530,591
Less: current portion	(5,440)	(6,000)
Total long-term debt, less current portion	$524,499	$524,591
There were no balances outstanding on the Company’s Revolving Credit Facility as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2022 (remaining nine months)	$4,080
2023	5,440
2024	5,440
2025	5,440
2026	5,440
Thereafter	516,800
Total long-term debt	$542,640
7.Net Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A common stock has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
The following table presents the computation of basic and diluted net income per common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Net income per Class A common share/unit:
Numerator—basic:
Net income	$146,860	$75,465
Less: income attributable to common non-controlling interests	(79,998)	(52,363)
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$66,862	$23,102
Numerator—diluted:
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$66,862	$23,102
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan ("ESPP"), restricted stock units (“RSUs”) and stock options	$31	$4
Effect of the assumed conversion of Class B common stock	61,070	—
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$127,963	$23,106
Denominator—basic:
Weighted average Class A common shares outstanding—basic	131,489	96,647
Net income per Class A common share—basic	$0.51	$0.24
Denominator—diluted:
Weighted average Class A common shares outstanding—basic	131,489	96,647
Weighted average effect of dilutive securities:
Effect of dilutive ESPP, RSUs and stock options	129	26
Effect of the assumed conversion of Class B common stock	123,669	—
Weighted average Class A common shares outstanding—diluted	255,287	96,673
Net income per Class A common share—diluted	$0.50	$0.24
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.

Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income per share for Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	2,049	1,587
Shares estimated to be purchased under the ESPP	53	—
Shares of Class B common stock	—	160,974
	2,102	162,561
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
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Income before income taxes	$166,841	$89,174
Income tax expense	$19,981	$13,709
Effective tax rate	12.0%	15.4%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
The Company’s effective tax rate of 12.0% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest.
The Company’s effective tax rate of 15.4% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest and an increase in tax expense due to adjustments to the deferred tax assets for our investment in Topco LLC, which is expected to be recovered at lower effective state tax rates.
Tax Distributions to Topco LLC’s Owners
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (“LLC Operating Agreement”). The LLC Operating Agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum combined marginal federal and state income tax rate applicable to an individual and (ii) the net investment income tax. The assumed income tax rate currently totals 46.7%, which may increase to 54.1% in certain cases where the qualified business income deduction is unavailable.
In addition, under the tax rules, Topco LLC is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but are made pro rata based on ownership, Topco LLC is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Topco LLC would have otherwise paid if it were taxed on its taxable income at the assumed income tax rate. Topco LLC is subject to entity level taxation in certain states and certain of its subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying condensed consolidated statements of income include income tax expense related to those states and to U.S. and foreign jurisdictions where Topco LLC or any of our subsidiaries are subject to income tax.
During the three months ended March 31, 2022, Topco LLC paid tax distributions of $82.3 million to its owners, including $42.4 million to us. During the three months ended March 31, 2021, Topco LLC paid tax distributions of $37.0 million to its owners, including $13.9 million to us. As of March 31, 2022, no amounts for tax distributions had been accrued as such payments were made during the period.
9.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are executives or MLSH 1. The Company’s CEO, CFO and General Counsel are executives of MLSH 2.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits.
As of March 31, 2022, our liability under the TRA is $746.0 million payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the three months ended March 31, 2022, the Company recognized a gain of $2.3 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
During the three months ended March 31, 2022, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three months ended March 31, 2022 and 2021, the Company made distributions of $39.9 million and $23.1 million, respectively, for tax liabilities to MLSH 1 under this agreement.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global. During the three months ended March 31, 2022 and 2021, the Company paid insignificant amounts to Curia Global (“Curia”), an entity for which GTCR exercises significant influence, for contract manufacturing and development services. Such amounts were included in research and development expense on the condensed consolidated statements of income.
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
•Protein Detection: focused on manufacturing and selling labeling and visual detection reagents to scientific research customers for their tissue-based protein detection and characterization needs. The Company completed the divestiture of its Protein Detection business in September 2021.
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs are managed on a standalone basis and not allocated to segments.
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Corporate	Eliminations	Total
Revenue	$223,650	$20,643	$—	$—	$244,293
Adjusted EBITDA	$182,799	$16,532	$(12,339)	$—	$186,992

	Three Months Ended March 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$124,169	$17,649	$6,630	$—	$(237)	$148,211
Adjusted EBITDA (as adjusted)*	$95,032	$14,287	$1,959	$(10,336)	$(46)	$100,896
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
During the three months ended March 31, 2021, intersegment revenue was $0.2 million. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended March 31, 2021. Intersegment revenue represents intersegment revenue between the Nucleic Acid Production and Protein Detection segments. There was no inter-segment activity for the three months ended March 31, 2022.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Net income	$146,860	$75,465
Add:
Amortization	5,527	5,041
Depreciation	1,855	1,256
Interest expense	2,664	7,904
Income tax expense	19,981	13,709
EBITDA	176,887	103,375
Acquisition integration costs	4,779	4
Equity-based compensation	3,627	2,278
Merger and acquisition related expenses	1,188	919
Financing costs	1,037	206
Tax receivable agreement liability adjustment	(2,340)	(5,886)
Other	1,814	—
Adjusted EBITDA	$186,992	$100,896
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. This discussion and analysis reflects our historical results of operations and financial position, and contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We were incorporated in August 2020 and, pursuant to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the Organizational Transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the Organizational Transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
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
As of March 31, 2022, we employed a team of over 520 employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 35.6% and 52.8% for the three months ended March 31, 2022 and 2021, respectively.
We generated revenue of $244.3 million and $148.2 million for the three months ended March 31, 2022 and 2021, respectively.
Total revenue by segment was $223.7 million in Nucleic Acid Production and $20.6 million in Biologics Safety Testing for the three months ended March 31, 2022. Total revenue by segment was $123.9 million in Nucleic Acid Production, $17.6 million in Biologics Safety Testing and $6.6 million in Protein Detection for the three months ended March 31, 2021. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $3.7 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $33.2 million and $23.5 million for the three months ended March 31, 2022 and 2021, respectively.
Recent Developments
Acquisition
In January 2022, we completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets, for a total purchase consideration of $257.8 million. As a result of the acquisition, we own all the outstanding interest in MyChem. Our consolidated results of operations for the three months ended March 31, 2022 include the operating results of MyChem from the acquisition date. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Considerations and Business Update
The global COVID-19 pandemic has created significant uncertainty, volatility and economic disruption in the markets we operate. We have responded to the pandemic by leveraging our deep product portfolio and general scientific expertise to develop robust COVID-19-related product and service offerings providing critical support for the development of therapeutics, vaccines and diagnostics.
Our results of operations and cash flows have been positively impacted by the strong demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. Continued COVID-19-related demand for these products and services, which comprised the majority of our revenue for the recent periods, may contract considerably if the COVID-19 pandemic subsides and consumer demand for COVID-19 vaccines declines. Such a contraction in demand could have a material impact on our operating results, cash flows and financial condition in the future. Other effects of the COVID-19 pandemic could still have an adverse impact on our operating results, cash flows and financial condition in the future. The factors that could cause such adverse impact include: the emergence, duration and intensity of new virus variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures.
Other Trends and Uncertainties
Biopharmaceutical customers are increasingly relying on outside parties to provide important inputs and services for their clinical research and manufacturing, a development driving growth for suppliers with unique capabilities and the ability to manufacture at an appropriate scale to support customer programs. We believe that suppliers like ourselves, with this rare combination of capabilities, proprietary products and the required investment in manufacturing and quality systems, are benefiting from rapid growth as biopharmaceutical customers seek to partner with a small number of trusted suppliers. In addition to the continued trend toward outsourcing, several market developments are driving increased growth, in our addressable market segments, including: (i) pivot toward mRNA vaccines driven in part by COVID-19; (ii) rapid growth in development of cell and gene therapies; (iii) large and growing pipeline of protein-based therapeutics; and (iv) rise in molecular diagnostics driven by COVID-19.
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

Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our credit agreement that governs our ability to access more than $63.0 million in aggregate letters of credit and available borrowings under our revolving credit facility. In addition, if we borrow more than $63.0 million, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Sources of Liquidity—Debt Covenants” below for a discussion of this financial covenant.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $244.3 million and $148.2 million for the three months ended March 31, 2022 and 2021, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
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

Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three months ended March 31, 2022 and 2021.
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
Other Income (Expense)
Interest Expense
Interest expense consist of interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represent the write-off of remaining unamortized debt discount and deferred issuance costs on previously outstanding debt when we engage in refinancing activities.
Change in payable to related parties pursuant to a Tax Receivable Agreement
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated balance sheets as a result of change in the tax benefit obligation attributable to a change in the expected tax benefit.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of income. As of March 31, 2022, we held 51.5% of the outstanding LLC Units of Topco LLC and 48.5% of the outstanding LLC Units of Topco LLC were held by MLSH 1.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021 (as adjusted)*	Change
	(in thousands, except per share amounts)
Revenue	$244,293	$148,211	64.8%
Operating expenses:
Cost of revenue (1)	40,032	31,391	27.5%
Selling, general and administrative (1)	33,200	23,471	41.5%
Research and development (1)	3,695	2,160	71.1%
Total operating expenses	76,927	57,022	34.9%
Income from operations	167,366	91,189	83.5%
Other income (expense), net	(525)	(2,015)	(73.9)%
Income before income taxes	166,841	89,174	87.1%
Income tax expense	19,981	13,709	45.8%
Net income	$146,860	$75,465	94.6%
Net income attributable to non-controlling interests	79,998	52,363	52.8%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$66,862	$23,102	189.4%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.51	$0.24
Diluted	$0.50	$0.24
Weighted average number of Class A common shares outstanding:
Basic	131,489	96,647
Diluted	255,287	96,673
Non-GAAP measures:
Adjusted EBITDA	$186,992	$100,896
Adjusted Free Cash Flow	$182,502	$96,362
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change
Cost of revenue	$823	$510	61.4%
Selling, general and administrative	2,633	1,681	56.6%
Research and development	171	87	96.6%
Total equity-based compensation expense	$3,627	$2,278	59.2%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$223,650	$123,932	80.5%	91.5%	83.6%
Biologics Safety Testing	20,643	17,649	17.0%	8.5%	11.9%
Protein Detection	—	6,630	#	—%	4.5%
Total revenue	$244,293	$148,211	64.8%	100.0%	100.0%
____________________
#     Not meaningful
Total revenue was $244.3 million for the three months ended March 31, 2022 compared to $148.2 million for the three months ended March 31, 2021, representing an increase of $96.1 million, or 64.8%.
Nucleic Acid Production revenue increased from $123.9 million for the three months ended March 31, 2021 to $223.7 million for the three months ended March 31, 2022, representing an increase of $99.7 million, or 80.5%. The increase in Nucleic Acid Production revenue was the result of continued strong demand during the quarter for our proprietary CleanCap® analogs as COVID-19 vaccine manufacturers scaled production and increased demand for mRNA products as this technology becomes incorporated into more therapeutic and vaccine development programs for a variety of indications.
Biologics Safety Testing revenue increased from $17.6 million for the three months ended March 31, 2021 to $20.6 million for the three months ended March 31, 2022, representing an increase of $3.0 million, or 17.0%. The increase was driven by higher demand as the result of growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs.
There was no Protein Detection revenue for the three months ended March 31, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
Adjusted EBITDA and Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. Corporate costs are managed on a standalone basis and not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of March 31, 2022, all of our long-lived assets were located within the United States.
The following tables include financial information relating to the operating segments for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Corporate	Eliminations	Total
Revenue	$223,650	$20,643	$—	$—	$244,293
Adjusted EBITDA	$182,799	$16,532	$(12,339)	$—	$186,992

	Three Months Ended March 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Corporate	Eliminations	Total
Revenue	$124,169	$17,649	$6,630	$—	$(237)	$148,211
Adjusted EBITDA (as adjusted)*	$95,032	$14,287	$1,959	$(10,336)	$(46)	$100,896
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

Inter-segment revenue was $0.2 million for the three months ended March 31, 2021 and represents intersegment revenue between Nucleic Acid Production and Protein Detection segments. The inter-segment sales and related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes in the Eliminations column. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended March 31, 2021. There was no inter-segment activity for the three months ended March 31, 2022.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Net income	$146,860	$75,465
Add:
Amortization	5,527	5,041
Depreciation	1,855	1,256
Interest expense	2,664	7,904
Income tax expense	19,981	13,709
EBITDA	176,887	103,375
Acquisition integration costs (1)	4,779	4
Equity-based compensation (2)	3,627	2,278
Merger and acquisition related expenses (3)	1,188	919
Financing costs (4)	1,037	206
Tax receivable agreement liability adjustment (5)	(2,340)	(5,886)
Other (6)	1,814	—
Adjusted EBITDA	$186,992	$100,896
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, and retention payments in connection with these acquisitions.
(2)Refers to non-cash expense associated with equity-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated.
(4)Refers to transaction costs related to the refinancing of our long-term debt and costs from our secondary offering that are not capitalizable or cannot be offset against proceeds from such transactions.
(5)Refers to the gain related to the adjustment of our tax receivable agreement liability primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
(6)Refers to the loss recognized during the period associated with certain working capital and other adjustments for the sale of Vector, which was completed in September 2021, and the non-cash expense incurred on extinguishment of debt.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Adjusted EBITDA	$186,992	$100,896
Capital expenditures (1)	(4,490)	(4,534)
Adjusted Free Cash Flow	$182,502	$96,362
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)We define capital expenditures as purchases of property and equipment, which are included in cash flows from investing activities, and accounts payable and accrued expenses and other current liabilities.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Cost of revenue	$40,032	$31,391	27.5%	16.4%	21.2%
Selling, general and administrative	33,200	23,471	41.5%	13.6%	15.8%
Research and development	3,695	2,160	71.1%	1.5%	1.5%
Total operating expenses	$76,927	$57,022	34.9%	31.5%	38.5%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
Cost of Revenue
Cost of revenue increased by $8.6 million from $31.4 million for the three months ended March 31, 2021 to $40.0 million for the three months ended March 31, 2022, or 27.5%. The increase in cost of revenue was primarily attributable to an increase in direct product costs and supplies and materials resulting from higher sales volume. Gross profit increased by $87.4 million from $116.8 million for the three months ended March 31, 2021 to $204.3 million for the three months ended March 31, 2022. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Selling, General and Administrative
Selling, general and administrative expenses increased by $9.7 million from $23.5 million for the three months ended March 31, 2021 to $33.2 million for the three months ended March 31, 2022, or 41.5%. The increase was primarily driven by $4.7 million of expenses relating to the acquisition of MyChem, $1.6 million from working capital adjustments related to the sale of Vector in September 2021, $1.2 million of diligence fees associated with merger and acquisition activities, and $0.9 million of fees relating to the debt refinancing transaction. There was a also a general increase in selling, general and administrative expense driven by overall Company growth.
Research and Development
Research and development expenses increased by $1.5 million from $2.2 million for the three months ended March 31, 2021 to $3.7 million for the three months ended March 31, 2022, or 71.1%. The increase was primarily driven by $1.7 million in personnel costs.

Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Interest expense	$(2,664)	$(7,904)	(66.3)%	(1.1)%	(5.4)%
Loss on extinguishment of debt	(208)	—	#	(0.1)%	—%
Change in payable to related parties pursuant to a Tax Receivable Agreement	2,340	5,886	(60.2)%	1.0%	4.0%
Other income	7	3	133.3%	0.0%	0.0%
Total other expense	$(525)	$(2,015)	(73.9)%	(0.2)%	(1.4)%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
Other expense was $2.0 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2022, representing a decrease of $1.5 million, or 73.9%. The decrease in expense was primarily attributable to a $5.2 million decrease in interest expense due to a $3.2 million change in fair value of the interest rate cap and $2.2 million decrease in interest expense driven by the lower interest rates from the debt modification. This was partially offset by a $3.5 million decrease in gain related to the payable to related parties pursuant to a Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate.
Relationship with GTCR, LLC (“GTCR”)
Prior to our initial public offering (“IPO”), we utilized GTCR for certain services pursuant to an advisory services agreement. Under this agreement, GTCR provided us with financial and management consulting services in the areas of corporate strategy, budgeting for future corporate investments, acquisition and divestiture strategies, and debt and equity financings. The advisory services agreement provided that we pay a $0.1 million quarterly management fee to GTCR for these services. We also reimbursed GTCR for out-of-pocket expenses incurred while providing these services. The advisory services agreement also provided that certain of our subsidiaries pay placement fees to GTCR of 1.0% of the gross amount of debt or equity financings. In connection with our IPO, this advisory services agreement was terminated.
As GTCR continues to have representation on our Board of Directors, we will continue to pay GTCR for any direct reimbursable expenses related to their Board activities. We paid GTCR insignificant amounts during each of the three months ended March 31, 2022 and 2021. We may continue to engage GTCR from time to time, subject to compliance with our related party transactions policy.
During the three months ended March 31, 2022 and 2021, we made distributions of $39.9 million and $23.1 million, respectively, for tax liabilities to MLSH 1, which is primarily owned by GTCR.
We are also a party to a Tax Receivable Agreement (“TRA”) with MLSH 1, who is primarily owned by GTCR, and MLSH 2 (see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85.0% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during the three months ended March 31, 2022. As of March 31, 2022, our liability under the TRA was $746.0 million.

Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of March 31, 2022, we had cash of $431.5 million and retained earnings of $251.4 million. We also had net income of $146.9 million and positive cash flows from operations of $162.3 million for the three months ended March 31, 2022.
We have relied on revenue derived from product and services sales, and equity and debt financings to fund our operations to date.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $746.0 million and to range over the next 15 years from approximately $34.7 million to $63.0 million per year and decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
As a result of a change of control, material breach, or our election to terminate the TRA early, (1) we could be required to make cash payments to MLSH 1 and MLSH 2 that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA and (2) we will be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to adequately finance our payment obligations under the TRA.
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC.
Credit Agreement
The Credit Agreement provides us with a term-loan facility (the “Term Loan”) totaling $600.0 million and a revolving credit facility (the “Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.

In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement, among Intermediate, Cygnus and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”). The Company entered into the Amendment to: (i) refinance the existing $544.0 million aggregate principal balance on the First Lien Term Loan and replace it with a new Tranche B Term Loan (“Tranche B Term Loan”), (ii) replace the LIBOR-based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate, and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facilities under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduced the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
The Base Rate is defined in the Credit Agreement as the greatest of (i) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the NYFRB Rate plus 0.50% per annum, (iii) the Term SOFR Rate for a one month interest period plus 1.00% per annum, (iv) solely with respect to the Tranche B term loans, 1.50% per annum and (v) for any loans that are not Tranche B term loans, 1.00% per annum. The “Term SOFR Rate,” as defined in the Credit Agreement, means with respect to any Term SOFR Rate Borrowing and for any other tenor comparable to the applicable interest period, the Term SOFR Reference Rate at approximately 5:00 a.m., Chicago time, two U.S. Government Securities Business Days prior to the commencement of such tenor comparable to the applicable interest period, as such rate is published by the CME Term SOFR Administrator; provided that in no event shall the Term SOFR Rate for any interest period (i) for Term B Loans be less than 0.50% or (ii) for any other Loans, be less than 0.00%.
The Tranche B Term Loan became repayable in quarterly payments of $1.4 million beginning in March 2022, with all remaining outstanding principal due in October 2027. The Tranche B Term Loan includes prepayment provisions that allow us, at our option, to repay all or a portion of the principal amount at any time. The Revolving Credit Facility allows us to repay and borrow from time to time until October 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Tranche B Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2022, our first lien net leverage ratio was less than 4.25:1.00, thus a prepayment was not required.
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
Debt Covenants
The Credit Agreement includes a financial covenant that requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding and for the first four fiscal quarters ending after October 2020, borrowings of revolving credit loans made before October 2020) exceeds 35% of the aggregate amount of all Revolving Credit Commitments in effect as of such date, then the net leverage ratio of Intermediate may not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters.
The Credit Agreement also contains negative and affirmative covenants in addition to the financial covenant, including covenants that restrict our ability to, among other things, incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, and make changes in the nature of the business. The Credit Agreement contains certain events of default, including, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, court ordered judgments and certain changes of control. The Credit Agreement also requires the Company to provide audited consolidated financial statements to the lenders no later than 120 days after year-end.
The Credit Agreement contains a financial covenant (consolidated first lien leverage ratio) measured as of the last day of each fiscal quarter. As of March 31, 2022, we were in compliance with these covenants.
As of March 31, 2022, interest rate on the Tranche B Term Loan was 3.50%.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits.
As of March 31, 2022, our liability under the TRA was $746.0 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, NOLs and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021 (as adjusted)*
Net cash provided by (used in):
Operating activities	$162,304	$38,326
Investing activities	(241,584)	(2,784)
Financing activities	(40,523)	(24,058)
Effects of exchange rate changes on cash	—	7
Net (decrease) increase in cash	$(119,803)	$11,491
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 was $162.3 million, which was primarily attributable to a net income of $146.9 million, non-cash depreciation and amortization of $7.4 million, non-cash operating lease expense of $1.9 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash equity-based compensation of $3.6 million, and non-cash decrease in deferred income taxes of $13.2 million. These were partially offset by a non-cash gain on the revaluation of liabilities under the TRA of $2.3 million and a net cash outflow from the change in our operating assets and liabilities of $8.2 million.
Net cash provided by operating activities for the three months ended March 31, 2021 was $38.3 million, which was primarily attributable to a net income of $75.5 million, non-cash depreciation and amortization of $6.3 million, non-cash operating lease expense of $2.4 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash equity-based compensation of $2.3 million, and non-cash decrease in deferred income taxes of $11.8 million. These were partially offset by a non-cash gain on the revaluation of liabilities under the Tax Receivable Agreement of $5.9 million and a net cash outflow from the change in our operating assets and liabilities of $54.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $241.6 million, which was primarily comprised of $238.8 million for the net cash consideration paid for the acquisition of MyChem and net cash outflows of $2.7 million for property and equipment purchases.
Net cash used in investing activities for the three months ended March 31, 2021 was $2.8 million, which was primarily attributable to net cash outflows of $3.3 million for property and equipment purchases, partially offset by cash receipts of $0.5 million from the sale of our United Kingdom facility.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $40.5 million, which was primarily attributable to $39.9 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement.
Net cash used in financing activities for the three months ended March 31, 2021 was $24.1 million, which was primarily attributable to $23.1 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $1.5 million of principal repayments of long-term debt.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2022 totaled $4.5 million. Capital expenditures for the year ending December 31, 2022 are projected to be in the range of $65.0 million to $75.0 million and will primarily be related to new facility construction for our Flanders San Diego, California and Leland, North Carolina locations.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2022 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$141,707	$7,070	$22,421	$22,770	$89,446
Debt obligations (2)	542,640	5,440	10,880	10,880	515,440
TRA payments (3)	745,979	34,747	84,377	86,745	540,110
Unconditional purchase obligations (4)	7,200	4,200	3,000	—	—
Consideration payable (5)	10,000	—	10,000	—	—
Total	$1,447,526	$51,457	$130,678	$120,395	$1,144,996
____________________
(1)Represents operating leases including our Flanders San Diego Facility and Leland Facility, which are expected to commence in the third and fourth quarter of 2022, respectively.
(2)Represents long-term debt principal maturities, excluding interest. See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Reflects the estimated timing of TRA payments as of March 31, 2022. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
(4)Represents firm purchase commitments to our suppliers.
(5)Represents an additional amount we may be required to pay to the sellers of MyChem subject to the completion of certain calculations associated with acquired inventory. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Tax distributions are required under the terms of the Topco LLC Agreement. See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2022, our first lien net leverage ratio is less than 4.25:1.00.
In connection with our acquisition of MyChem, we may be required to make certain payments to its sellers. We may be required to make additional payments of up to $40.0 million to the sellers of MyChem dependent upon meeting or exceeding defined revenue targets during fiscal 2022. We may also be required to make certain payments of $20.0 million to them as of the second anniversary of the closing of the acquisition date as long as the sellers of MyChem continue to be employed by TriLink. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year ended December 31, 2021. Except as noted below, there have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recognition of Intangible Assets as Part of a Business Combination
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill.
Determining the fair value of intangible assets acquired requires management to use significant judgment and estimates, including the selection of valuation methodologies, assumptions about future net cashflows, discount rates and market participants. Each of these factors can significantly affect the value attributed to the identifiable intangible asset acquired in a business combination.
We generally utilize a discounted cash flow method under the income approach to estimate the fair value of identifiable intangible assets acquired in a business combination. For the acquisition of MyChem, LLC, the estimated fair value of the developed technology intangible asset was based on the multi-period excess earnings method. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated revenue growth rates, management’s plans, and guideline companies. Some of the more significant assumptions inherent in estimating the fair value of this intangible asset included revenue growth rates ranging from 3.0% to 30.6%, technical obsolescent curves ranging from 5.0% to 7.5%, and a discount rate of 16.5%.

The use of alternative estimates and assumptions could increase or decrease the estimated fair value and amounts allocated to identifiable intangible assets acquired and future amortization expense as well as goodwill.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2022, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of March 31, 2022, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $415.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each calendar quarter end. The contract expires on March 31, 2023.
We had $542.6 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of March 31, 2022. For the three months ended March 31, 2022, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million.
We had cash of $431.5 million as of March 31, 2022. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 64.4% of our revenue for the three months ended March 31, 2022 was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the three months ended March 31, 2022 excluded internal control over financial reporting for MyChem, LLC, which we acquired on January 27, 2022, as we are still in the process of integrating its internal control over financial reporting into our existing operations as part of our planned integration activities. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the addition of the risk factor set forth below to “Risk Factors—Risks Related to our Business and Strategy”, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.
Risks Related to Our Business and Strategy
The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of COVID-19 vaccines. The evolving nature of the COVID-19 pandemic and the resulting global public health response may affect continued demand for our COVID-19 related products and services, which have comprised the majority of our revenue in recent periods. More specifically, the ongoing manufacture and supply of COVID-19 vaccines (including potential booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants; regional resurgences of the virus globally; the rate at which the population globally becomes vaccinated against COVID-19; the development and availability of antiviral therapeutic alternatives; and political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines. To the extent that the supply and manufacture of COVID-19 vaccines by our customers slows or becomes no longer necessary, demand for our products and services could significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.1 to Maravai Life Sciences Holdings, Inc.’s Form 8-K filed on November 25, 2020)

3.2
Amended and Restated Bylaws of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.2 to Maravai Life Sciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.1+§	Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, Inc., Cygnus Technologies, LLC, MLSC Holdings, LLC and Christine Dolan.

10.2+§	Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, LLC, Maravai Intermediate Holdings, LLC and Kurt Oreshack.

10.3+§	Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, Inc., Vector Laboratories, Inc. and Lisa Sellers.

10.4
Amendment No. 2, dated as of January 19, 2022, to the Credit Agreement, dated as of October 19, 2020, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, Trilink Biotechnologies, LLC, Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

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
Date: May 6, 2022