Form 10-Q
period 2022-06-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2022-08-05
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of July 29, 2022, 131,539,642 shares of the registrant’s Class A common stock were outstanding and 123,669,196 shares of the registrant’s Class B common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements often may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of the timing or nature of our future operating or financial performance or other events. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results to differ materially from those that we expected, including:
•The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.
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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$550,676	$551,272
Accounts receivable, net	120,354	117,512
Inventory	60,113	51,557
Prepaid expenses and other current assets	19,664	19,698
Government funding receivable	8,575	—
Total current assets	759,382	740,039
Property and equipment, net	46,956	46,332
Goodwill	283,535	152,766
Intangible assets, net	229,153	117,571
Deferred tax assets	780,354	808,117
Other assets	72,419	53,451
Total assets	$2,171,799	$1,918,276
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,267	$8,154
Accrued expenses and other current liabilities	43,641	34,574
Deferred revenue	5,435	10,211
Current portion of payable to related parties pursuant to a Tax Receivable Agreement	34,747	34,838
Current portion of long-term debt	5,440	6,000
Total current liabilities	112,530	93,777
Long-term debt, less current portion	523,655	524,591
Payable to related parties pursuant to a Tax Receivable Agreement, less current portion	711,232	713,481
Other long-term liabilities	50,590	41,066
Total liabilities	1,398,007	1,372,915
Stockholders' equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,539 and 131,488 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,315	1,315
Class B common stock, $0.01 par value - 300,000 shares authorized; 123,669 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,237	1,237
Additional paid-in capital	131,373	128,386
Retained earnings	322,663	184,561
Total stockholders' equity attributable to Maravai LifeSciences Holdings, Inc.	456,588	315,499
Non-controlling interest	317,204	229,862
Total stockholders' equity	773,792	545,361
Total liabilities and stockholders' equity	$2,171,799	$1,918,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue	$242,732	$217,775	$487,025	$365,986
Operating expenses:
Cost of revenue	37,496	37,811	77,528	69,202
Selling, general and administrative	28,061	24,500	61,261	47,971
Research and development	4,274	1,929	7,969	4,089
Change in estimated fair value of contingent consideration	(7,800)	—	(7,800)	—
Total operating expenses	62,031	64,240	138,958	121,262
Income from operations	180,701	153,535	348,067	244,724
Other income (expense):
Interest expense	(4,434)	(7,649)	(7,098)	(15,553)
Loss on extinguishment of debt	—	—	(208)	—
Change in payable to related parties pursuant to a Tax Receivable Agreement	—	—	2,340	5,886
Other expense	(1,275)	(3)	(1,268)	—
Income before income taxes	174,992	145,883	341,833	235,057
Income tax expense	18,271	11,386	38,252	25,095
Net income	156,721	134,497	303,581	209,962
Net income attributable to non-controlling interests	85,481	85,354	165,479	137,717
Net income attributable to Maravai LifeSciences Holdings, Inc.	$71,240	$49,143	$138,102	$72,245

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.54	$0.44	$1.05	$0.69
Diluted	$0.53	$0.44	$1.03	$0.69

Weighted average number of Class A common shares outstanding:
Basic	131,524	112,203	131,506	104,468
Diluted	255,361	112,280	255,324	257,686
____________________
*As adjusted to reflect the impact of the adoption of Accounting Standards Codification 842 (“ASC 842”). See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Net income	$156,721	$134,497	$303,581	$209,962
Other comprehensive income:
Foreign currency translation adjustments	—	8	—	16
Total other comprehensive income	156,721	134,505	303,581	209,978
Comprehensive income attributable to non-controlling interests	85,481	85,359	165,479	137,728
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$71,240	$49,146	$138,102	$72,250
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
March 31, 2022	131,490	$1,315	123,669	$1,237	$128,584	$251,423	$271,743	$654,302
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	49	—	—	—	1,114	—	—	1,114
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(480)	—	480	—
Stock-based compensation	—	—	—	—	2,220	—	2,088	4,308
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	(65)	—	(42,588)	(42,653)
Net income	—	—	—	—	—	71,240	85,481	156,721
June 30, 2022	131,539	$1,315	123,669	$1,237	$131,373	$322,663	$317,204	$773,792

	Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	51	—	—	—	1,148	—	—	1,148
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(494)	—	494	—
Stock-based compensation	—	—	—	—	4,089	—	3,846	7,935
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	(65)	—	(82,477)	(82,542)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	138,102	165,479	303,581
June 30, 2022	131,539	$1,315	123,669	$1,237	$131,373	$322,663	$317,204	$773,792

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
March 31, 2021	96,647	$966	160,974	$1,610	$85,976	$(42)	$25,626	$99,687	$213,823
Effect of exchange of LLC Units	17,666	177	(17,666)	(177)	12,129	—	—	(12,129)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	18,940	—	—	—	18,940
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	1,039	—	—	1,344	2,383
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	37	—	—	(33,112)	(33,075)
Net income	—	—	—	—	—	—	49,143	85,354	134,497
Foreign currency translation adjustment	—	—	—	—	—	3	—	5	8
June 30, 2021 (as adjusted)*	114,352	$1,143	143,308	$1,433	$118,486	$(39)	$74,769	$141,569	$337,361
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	—	1,670	2,784	4,454
Effect of exchange of LLC Units	17,666	177	(17,666)	(177)	12,129	—	—	(12,129)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	18,940	—	—	—	18,940
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	1,893	—	—	2,768	4,661
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	34	—	—	(56,237)	(56,203)
Net income	—	—	—	—	—	—	72,245	137,717	209,962
Foreign currency translation adjustment	—	—	—	—	—	5	—	11	16
June 30, 2021 (as adjusted)*	114,352	$1,143	143,308	$1,433	$118,486	$(39)	$74,769	$141,569	$337,361
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021 (as adjusted)*
Operating activities:
Net income	$303,581	$209,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,747	2,871
Amortization of intangible assets	11,779	10,081
Amortization of right-of-use assets	2,639	3,510
Amortization of deferred financing costs	1,410	1,319
Stock-based compensation expense	7,935	4,661
Loss on extinguishment of debt	208	—
Deferred income taxes	26,073	18,211
Change in estimated fair value of contingent consideration	(7,800)	—
Revaluation of liabilities under the Tax Receivable Agreement	(2,340)	(5,886)
Other	(1,283)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	(36,471)
Inventory	(7,502)	(18,494)
Prepaid expenses and other assets	(10,052)	(5,070)
Accounts payable	6,310	4,161
Accrued expenses and other current liabilities	(1,773)	(12,544)
Deferred revenue	(4,776)	31,430
Other long-term liabilities	759	(3,375)
Net cash provided by operating activities	326,583	204,265
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	(238,836)	—
Purchases of property and equipment	(4,409)	(7,865)
Proceeds from sale of building	—	548
Net cash used in investing activities	(243,245)	(7,317)
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(82,477)	(56,203)
Proceeds from borrowings of long-term debt	8,455	—
Principal repayments of long-term debt	(11,175)	(3,000)
Proceeds from employee stock purchase plan and exercise of stock options, net of shares withheld for employee taxes	1,263	1,018
Net cash used in financing activities	(83,934)	(58,185)
Effects of exchange rate changes on cash	—	13
Net (decrease) increase in cash including cash classified within current assets held for sale	(596)	138,776
Less: Net increase in cash classified within current assets held for sale	—	(250)
Net (decrease) increase in cash	(596)	138,526
Cash, beginning of period	551,272	236,184
Cash, end of period	$550,676	$374,710

Supplemental cash flow information:
Cash paid for interest	$6,132	$13,972
Cash paid for income taxes	$13,856	$9,087

MARAVAI LIFESCIENCES HOLDINGS, INC.

	Six Months Ended June 30,
	2022	2021 (as adjusted)*

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$2,145	$1,035
Right-of-use assets obtained in exchange for new operating lease liabilities	$773	$—
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$7,800	$—
Accrued consideration payable	$10,000	$—
Recognition of liabilities under the Tax Receivable Agreement	$—	$137,706
Recognition of deferred tax assets as a result of exchange of LLC Units	$—	$156,647
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 10), the realizability of our net deferred tax assets, and valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in its 2021 Form 10-K. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of June 30, 2022 and December 31, 2021.

Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $7.5 million and $12.6 million as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.
Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended June 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$82,015	$7,172	$89,187
Europe, the Middle East and Africa	113,461	4,578	118,039
Asia Pacific	29,737	5,605	35,342
Latin and Central America	35	129	164
Total revenue	$225,248	$17,484	$242,732

	Six Months Ended June 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$161,433	$14,691	$176,124
Europe, the Middle East and Africa	244,811	9,275	254,086
Asia Pacific	42,604	13,933	56,537
Latin and Central America	50	228	278
Total revenue	$448,898	$38,127	$487,025

	Three Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$65,715	$6,437	$4,197	$76,349
Europe, the Middle East and Africa	106,046	3,899	1,892	111,837
Asia Pacific	20,760	7,668	913	29,341
Latin and Central America	—	204	44	248
Total revenue	$192,521	$18,208	$7,046	$217,775

	Six Months Ended June 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$133,847	$12,849	$7,949	$154,645
Europe, the Middle East and Africa	153,944	8,248	3,360	165,552
Asia Pacific	28,645	14,403	2,273	45,321
Latin and Central America	17	357	94	468
Total revenue	$316,453	$35,857	$13,676	$365,986
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

In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of June 30, 2022, we held approximately 51.5% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 48.5% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of June 30, 2022. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. In April 2021, MLSH 1 executed an exchange of Paired Interests prior to the April 2021 Secondary Offering. For the six months ended June 30, 2022, MLSH 1 did not exchange any Paired Interests.
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
Distributions of $42.6 million and $82.5 million for tax liabilities were made to MLSH 1 during the three and six months ended June 30, 2022, respectively. Distributions of $33.1 million and $56.2 million for tax liabilities were made to MLSH 1 during the three and six months ended June 30, 2021, respectively.
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021, the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment. As of June 30, 2022, the Company operated in two reportable segments: Nucleic Acid Production and Biologics Safety Testing.
Net Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock , are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three and six months ended June 30, 2022 and 2021.
Government Assistance
The consideration awarded to the Company by the U.S. Department of Defense is outside the scope of the contracts with customers, income tax, funded research and development, and contribution guidance. This is because the awarding entity is not considered to be a customer, the receipt of the funding is not predicated on the Company’s income tax position, there are no refund provisions, and the entity is not receiving reciprocal value for their support provided to the Company. The Company’s elected policy is to recognize such assistance as a reduction to the carrying amount of the assets associated with the award when it is reasonably assured that the funding will be received as evidenced through the existence of an arrangement, amounts eligible for reimbursement are determinable and have been incurred or paid, the applicable conditions under the arrangement have been met, and collectability of amounts due is reasonably assured.
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
As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s current assets and liabilities approximated fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximated carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
	2022	2021	2022	2021
BioNTech SE	32.7%	44.8%	36.7%	35.6%	*	*
Pfizer Inc.	32.1%	18.1%	30.9%	22.6%	64.2%	23.6%
CureVac N.V.	*	*	*	*	*	46.5%
Nacalai USA, Inc.	*	*	*	*	*	11.6%
____________________
*Less than 10%
For the three and six months ended June 30, 2022 and 2021, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by the Nucleic Acid Production segment.
Retrospective Application of a Change in Accounting Principle
The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which supersedes the guidance in ASC 840, Leases (“ASC 840”), effective January 1, 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was not adopted until the fourth quarter of 2021. The comparative information for the three and six months ended June 30, 2021 has been adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2021.

Select line items from the condensed consolidated statements of income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Cost of revenue	$37,513	$298	$37,811
Selling, general and administrative	24,085	415	24,500
Research and development	1,932	(3)	1,929
Total operating expenses	63,530	710	64,240
Income from operations	154,245	(710)	153,535
Other income (expense):
Interest expense	(8,512)	863	(7,649)
Income before income taxes	145,730	153	145,883
Net income	134,344	153	134,497
Net income attributable to non-controlling interests	85,269	85	85,354
Net income attributable to Maravai LifeSciences Holdings, Inc.	49,075	68	49,143

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Cost of revenue	$67,881	$1,321	$69,202
Selling, general and administrative	47,322	649	47,971
Research and development	4,096	(7)	4,089
Total operating expenses	119,299	1,963	121,262
Income from operations	246,687	(1,963)	244,724
Other income (expense):
Interest expense	(17,282)	1,729	(15,553)
Income before income taxes	235,291	(234)	235,057
Net income	210,196	(234)	209,962
Net income attributable to non-controlling interests	137,874	(157)	137,717
Net income attributable to Maravai LifeSciences Holdings, Inc.	72,322	(77)	72,245
The adoption of ASC 842 had no impact on the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2021.
Select line items from the condensed consolidated statements of comprehensive income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Net income	$134,344	$153	$134,497
Total other comprehensive income	134,352	153	134,505
Comprehensive income attributable to non-controlling interests	85,274	85	85,359
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	49,078	68	49,146

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Net income	$210,196	$(234)	$209,962
Total other comprehensive income	210,212	(234)	209,978
Comprehensive income attributable to non-controlling interests	137,885	(157)	137,728
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	72,327	(77)	72,250
Select line items from the condensed consolidated statements of changes in stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	As of June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Additional paid-in capital	$118,208	$278	$118,486
Retained earnings	73,176	1,593	74,769
Non-controlling interest	139,220	2,349	141,569
Total stockholders' equity	333,141	4,220	337,361
Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating activities
Net income	$210,196	$(234)	$209,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,151	(1,280)	2,871
Amortization of right-of-use assets	—	3,510	3,510
Non-cash interest expense recognized on lease facility financing obligation	162	(162)	—
Other	(389)	288	(101)
Changes in operating assets and liabilities:
Inventory	(18,073)	(421)	(18,494)
Prepaid expenses and other assets	(5,013)	(57)	(5,070)
Accounts payable	4,085	76	4,161
Accrued expenses and other current liabilities	(13,916)	1,372	(12,544)
Other long-term liabilities	(1)	(3,374)	(3,375)
Net cash provided by operating activities	204,547	(282)	204,265
Investing activities
Purchases of property and equipment	(7,782)	(83)	(7,865)
Net cash used in investing activities	(7,234)	(83)	(7,317)
Financing activities
Payments made on facility financing lease obligation and capital lease	(365)	365	—
Net cash used in financing activities	(58,550)	365	(58,185)
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of:

(i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (i) information about the nature of the transactions and the related accounting policy used to account for the transactions, (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The new guidance is required to be adopted either: (i) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (ii) retrospectively to those transactions. The Company adopted ASU 2021-10 on January 1, 2022 using the prospective method and is complying with the related disclosure requirements (see Note 6).
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
For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $3.4 million, respectively, in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative in the condensed consolidated statements of income.
The acquisition date fair value of consideration transferred to acquire MyChem consisted of the following (in thousands):

Cash paid	$240,012
Consideration payable	10,000
Fair value of contingent consideration	7,800
Total consideration transferred	$257,812
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem are dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “Performance Payment”). The MyChem SPA provides for a total maximum Performance Payment of $40.0 million. The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. The MyChem SPA further provides that the Company will pay to the sellers of MyChem an additional amount of up to $10.0 million subject to the completion of certain calculations associated with acquired inventory, which has been recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022. The Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. For the three and six months ended June 30, 2022, the Company recorded $2.5 million and $4.3 million of compensation expense related to the Retention Payment within research and development in the condensed consolidated statements of income.
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
Upon closing of the acquisition, approximately $1.0 million was placed into escrow to cover potential working capital adjustments and approximately $12.5 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the purchase agreement. These amounts are included in the total purchase consideration of $257.8 million. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying condensed consolidated balance sheet as of June 30, 2022.
The following table summarizes the estimated fair values of MyChem’s identifiable intangible assets as of the date of acquisition and their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Trade Names	$460	3
Developed Technology	121,000	12
Customer Relationships	1,900	12
Total	$123,360
The trade name and customer relationship intangible assets are related to MyChem’s name, customer loyalty and customer relationships. The developed technology intangible asset is related to processes and techniques for synthesizing and developing ultra-pure nucleotides. The fair value of these intangible assets was based on MyChem’s projected revenues and were estimated using an income approach, specifically the multi-period excess earnings method. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets was determined based upon the remaining period for which the assets that are expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 30.6%, a discount rate of 16.5% and an assumed technical obsolescent curve range of 5.0% to 7.5%.
Pursuant to the terms of the MyChem SPA, the Company recognized an indemnification asset of $8.0 million within other assets, which represented the seller’s obligation to reimburse pre-acquisition income tax liabilities assumed in the acquisition and was recorded within other long-term liabilities. During the three months ended June 30, 2022, the Company recorded an adjustment of $1.3 million to the indemnification asset within other expense in the condensed consolidated statements of income. As of June 30, 2022, the carrying value of the indemnification asset was $6.8 million recorded within other assets in the condensed consolidated balance sheet.
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
No proforma revenue or earnings information for the three and six months ended June 30, 2022 and 2021 have been presented as the impact was not determined to be material to the Company’s condensed consolidated revenues and net income for the respective periods.
3.Goodwill and Intangible Assets
The Company’s goodwill of $283.5 million and $152.8 million as of June 30, 2022 and December 31, 2021, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of June 30, 2022 and December 31, 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. During the first quarter of 2022, the Company recorded goodwill of $130.8 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2). The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2021	$32,838	$119,928	$152,766
Acquisition	130,769	—	130,769
Balance as of June 30, 2022	$163,607	$119,928	$283,535
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,580	$5,382	$2,198	3 - 10	3.9
Patents and Developed Technology	288,649	73,908	214,741	10 - 14	10.0
Customer Relationships	21,853	9,639	12,214	10 - 12	6.9
Total	$318,082	$88,929	$229,153		9.8

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$5,012	$2,108	5 - 10	2.9
Patents and Developed Technology	167,648	63,465	104,183	5 - 14	8.5
Customer Relationships	19,953	8,673	11,280	10 - 12	6.4
Total	$194,721	$77,150	$117,571		8.1
During the first quarter of 2022, the Company recorded intangible assets of $123.4 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2).
The Company recognized $5.6 million and $10.3 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the condensed consolidated statements of income for the three and six months ended June 30, 2022, respectively. The Company recognized $3.1 million and $6.2 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the condensed consolidated statements of income for the three and six months ended June 30, 2021, respectively.
Amortization expense for intangible assets that are not directly related to sales generating activities of $0.7 million and $1.5 million was recorded as selling, general and administrative expenses for the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $1.9 million and $3.8 million was recorded as selling, general and administrative expenses for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2022 (remaining six months)	$12,490
2023	24,812
2024	24,812
2025	24,669
2026	24,432
Thereafter	117,938
Total estimated amortization expense	$229,153
4.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$5,406	$—	$5,406
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were insignificant.
Contingent Consideration
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment is 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of income. During the three months ended June 30, 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of June 30, 2022	$—
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$20,311	$19,726
Work-in-process	30,067	21,382
Finished goods	9,735	10,449
Total inventory	$60,113	$51,557
Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Right-of-use assets	$47,229	$49,095
Prepaid lease payments	9,563	—
Indemnification asset (see Note 2)	6,766	—
Interest rate cap	5,406	541
Other	3,455	3,815
Total other assets	$72,419	$53,451
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Employee related	$13,186	$18,894
Consideration payable (see Note 2)	10,000	—
Lease liabilities, current portion	4,311	3,722
Professional services	3,324	2,897
Customer deposits	2,090	2,429
Sales and use tax liability	1,670	1,296
Other	9,060	5,336
Total accrued expenses and other current liabilities	$43,641	$34,574

6.Government Assistance
Cooperative Agreement
In May 2022, TriLink entered into a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Defense, as represented by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense on behalf of the Biomedical Advanced Research and Development Authority (“BARDA”), within the U.S. Department of Health and Human Services, to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics.
Pursuant to certain requirements, BARDA awarded TriLink an amount equal to $38.8 million or 50% of the construction and validation costs currently budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through December 2023, which is the effective date of the Cooperative Agreement through the anticipated date of completion of construction and validation of manufacturing capacity. Amounts reimbursed are subject to audit and may be recaptured by the U.S. Department of Defense in certain circumstances.
The Cooperative Agreement requires the Company to provide the U.S. Government with conditional priority access and certain preferred pricing obligations, for a 10-year period from the completion of the construction project, for the production of a medical countermeasure (or a component thereof) that the Company manufactures in the Flanders San Diego Facility during a declared public health emergency.
As of June 30, 2022, the Company had not yet received any reimbursements under the Cooperative Agreement, but has recorded a receivable of $8.6 million with an offset recorded to prepaid lease payments associated with our Flanders San Diego Facility within other assets on the condensed consolidated balance sheet.
7.Long-Term Debt
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
In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement to: (i) refinance $544.0 million in aggregate principal amount of first lien term loans initially issued thereunder (the “First Lien Term Loan”) and replace it with a Tranche B Term Loan (the “Tranche B Term Loan”); (ii) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate; and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facility under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduces the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
As of June 30, 2022, the interest rate on the Tranche B Term Loan was 3.85% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of June 30, 2022.
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
The accounting related to entering into the Amendment was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First Lien Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying condensed consolidated statements of income during the first quarter of 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt, and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility. As of June 30, 2022, unamortized debt issuance costs totaled $2.6 million and are recorded as assets within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2022, the Company’s first lien net leverage ratio was less than 4.25:1.00, thus a prepayment was not required.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of June 30, 2022.
Interest Rate Cap
In the first quarter of 2021, the Company entered into an interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, which was effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contract’s notional amount of $415.0 million The floating rate of interest is reset at the end of each three-month period. The contract was set to expire on March 31, 2023.
In May 2022, the Company amended the interest rate cap agreement, effective June 30, 2022, to increase the contract’s notional amount to $500.0 million and to extend the maturity date to January 19, 2025. Additionally, the floating rate option changed from a LIBOR-based rate to a SOFR-based rate. Other provisions remained unchanged as a result of the amendment. Premiums paid to amend the interest rate cap agreement were immaterial.
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $5.4 million within other assets with changes in fair value recognized within interest expense in the condensed consolidated statements of income.

The Company’s long-term debt consisted of the following as of (in thousands):

	June 30, 2022	December 31, 2021
Tranche B Term Loan	$541,280	$—
First Lien Term Loan	—	544,000
Unamortized debt issuance costs	(12,185)	(13,409)
Total long-term debt	529,095	530,591
Less: current portion	(5,440)	(6,000)
Total long-term debt, less current portion	$523,655	$524,591
There were no balances outstanding on the Company’s Revolving Credit Facility as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2022 (remaining six months)	$2,720
2023	5,440
2024	5,440
2025	5,440
2026	5,440
Thereafter	516,800
Total long-term debt	$541,280
8.Net Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
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

The following table presents the computation of basic and diluted net income per common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Net income per Class A common share:
Numerator—basic:
Net income	$156,721	$134,497	$303,581	$209,962
Less: income attributable to common non-controlling interests	(85,481)	(85,354)	(165,479)	(137,717)
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$71,240	$49,143	$138,102	$72,245
Numerator—diluted:
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	$71,240	$49,143	$138,102	$72,245
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan ("ESPP"), restricted stock units (“RSUs”) and stock options	$43	$19	$74	$21
Effect of the assumed conversion of Class B common stock	65,256	—	126,327	104,665
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$136,539	$49,162	$264,503	$176,931
Denominator—basic:
Weighted average Class A common shares outstanding—basic	131,524	112,203	131,506	104,468
Net income per Class A common share—basic	$0.54	$0.44	$1.05	$0.69
Denominator—diluted:
Weighted average Class A common shares outstanding—basic	131,524	112,203	131,506	104,468
Weighted average effect of dilutive securities:
Effect of dilutive ESPP, RSUs and stock options	168	77	149	52
Effect of the assumed conversion of Class B common stock	123,669	—	123,669	153,166
Weighted average Class A common shares outstanding—diluted	255,361	112,280	255,324	257,686
Net income per Class A common share—diluted	$0.53	$0.44	$1.03	$0.69
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
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,063	1,619	2,064	1,631
Shares estimated to be purchased under the ESPP	55	25	52	17
Shares of Class B common stock	—	143,308	—	—
	2,118	144,952	2,116	1,648
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
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Income before income taxes	$174,992	$145,883	$341,833	$235,057
Income tax expense	$18,271	$11,386	$38,252	$25,095
Effective tax rate	10.4%	7.8%	11.2%	10.7%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
The Company’s effective tax rate of 10.4% and 11.2% for the three and six months ended June 30, 2022, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest.
The Company’s effective tax rate of 7.8% and 10.7% for the three and six months ended June 30, 2021, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest, nondeductible expense related to the Tax Receivable Agreement, and a provisional tax benefit of $2.8 million recorded for the book-tax outside basis difference on Vector due to it meeting the held-for-sale criteria at June 30, 2021.
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
During the three months ended June 30, 2022, Topco LLC paid tax distributions of $88.2 million to its owners, including $45.5 million to us. During the six months ended June 30, 2022, Topco LLC paid tax distributions of $170.5 million to its owners, including $87.9 million to us.
During the three months ended June 30, 2021, Topco LLC paid tax distributions of $59.5 million to its owners, including $26.4 million to us. During the six months ended June 30, 2021, Topco LLC paid tax distributions of $96.5 million to its owners, including $40.3 million to us.
As of June 30, 2022, no amounts for tax distributions had been accrued as such payments were made during the period.
10.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.

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
As of June 30, 2022, our liability under the TRA is $746.0 million payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the six months ended June 30, 2022, the Company recognized a gain of $2.3 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
During the three and six months ended June 30, 2022, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three and six months ended June 30, 2022 the Company made distributions of $42.6 million and $82.5 million, respectively, for tax liabilities to MLSH 1 under this agreement. During the three and six months ended June 30, 2021, the Company made distributions of $33.1 million and $56.2 million, respectively, for tax liabilities to MLSH 1 under this agreement.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global (“Curia”). During the three and six months ended June 30, 2022, the Company paid insignificant amounts to Curia for contract manufacturing and development services. During the three and six months ended June 30, 2021, the Company paid $6.1 million and $6.6 million to Curia, respectively. Such amounts were included in research and development expense on the condensed consolidated statements of income.
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations are managed on a standalone basis and are not allocated to segments.
The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands). We have revised our presentation for the prior periods below to remove the presentation of Total Adjusted EBITDA and reconcile the total of our reportable segments’ measure of profit or loss to income before income taxes in addition to net income, and removed corporate costs, net of eliminations from total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to income before income taxes. Additionally, we have revised our prior years’ presentation of our total reportable segments’ revenue, in which we removed intersegment eliminations from our total reportable segment’s revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue:
Nucleic Acid Production	$225,255	$192,738	$448,905	$316,907
Biologics Safety Testing	17,484	18,208	38,127	35,857
Protein Detection	—	7,046	—	13,676
Total reportable segments’ revenue	242,739	217,992	487,032	366,440
Intersegment eliminations	(7)	(217)	(7)	(454)
Total	$242,732	$217,775	$487,025	$365,986

Segment adjusted EBITDA:
Nucleic Acid Production	$186,291	$156,320	$369,090	$251,352
Biologics Safety Testing	14,102	14,293	30,634	28,580
Protein Detection	—	3,375	—	5,334
Total reportable segments’ adjusted EBITDA	200,393	173,988	399,724	285,266
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(6,252)	(5,040)	(11,779)	(10,081)
Depreciation	(1,892)	(1,615)	(3,747)	(2,871)
Interest expense	(4,434)	(7,649)	(7,098)	(15,553)
Corporate costs, net of eliminations	(11,914)	(9,610)	(24,253)	(19,992)
Other adjustments:
Acquisition contingent consideration	7,800	—	7,800	—
Acquisition integration costs	(3,103)	(13)	(7,882)	(17)
Stock-based compensation	(4,308)	(2,383)	(7,935)	(4,661)
Merger and acquisition related expenses	(7)	(943)	(1,195)	(1,862)
Financing costs	(27)	(852)	(1,064)	(1,058)
Acquisition related tax adjustment	(1,264)	—	(1,264)	—
Tax Receivable Agreement liability adjustment	—	—	2,340	5,886
Other	—	—	(1,814)	—
Income before income taxes	174,992	145,883	341,833	235,057
Income tax expense	(18,271)	(11,386)	(38,252)	(25,095)
Net income	$156,721	$134,497	$303,581	$209,962
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
During the three and six months ended June 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. During the three and six months ended June 30, 2021, intersegment revenue was $0.2 million and $0.5 million, respectively, between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and six months ended June 30, 2022 and 2021.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

12.Subsequent Event
In July 2022, the Company entered into a facility lease agreement for additional office, warehouse and light lab space in San Diego, California. The lease term began in July 2022 and will end in September 2026. The lease includes annual base rent payable between $1.9 million and $2.2 million.

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
As of June 30, 2022, we employed a team of over 550 employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 36.7% and 36.2% for the three and six months ended June 30, 2022, respectively. The percentage of our total revenue derived from customers in North America was 35.1% and 42.3% for the three and six months ended June 30, 2021, respectively.
We generated revenue of $242.7 million and $487.0 million for the three and six months ended June 30, 2022, respectively, and $217.8 million and $366.0 million for the three and six months ended June 30, 2021, respectively.
Total revenue by segment was $225.2 million in Nucleic Acid Production and $17.5 million in Biologics Safety Testing for the three months ended June 30, 2022. Total revenue by segment was $192.5 million in Nucleic Acid Production, $18.2 million in Biologics Safety Testing and $7.0 million in Protein Detection for the three months ended June 30, 2021. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
Total revenue by segment was $448.9 million in Nucleic Acid Production and $38.1 million in Biologics Safety Testing for the six months ended June 30, 2022. Total revenue by segment was $316.5 million in Nucleic Acid Production, $35.9 million in Biologics Safety Testing and $13.7 million in Protein Detection for the six months ended June 30, 2021.

We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $28.1 million and $61.3 million for the three and six months ended June 30, 2022, respectively, and $24.5 million and $48.0 million for the three and six months ended June 30, 2021, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $4.3 million and $8.0 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Acquisition
In January 2022, we completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets, for a total purchase consideration of $257.8 million. As a result of the acquisition, we own all the outstanding interest in MyChem. Our consolidated results of operations for the three and six months ended June 30, 2022 include the operating results of MyChem from the acquisition date. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Government Assistance
In May 2022, TriLink entered into a cooperative agreement (“Cooperative Agreement”) with the U.S. Department of Defense, as represented by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense on behalf of the Biomedical Advanced Research and Development Authority (“BARDA”), within the U.S. Department of Health and Human Services, to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity for products critical to the development and manufacture of mRNA vaccines and therapeutics, including nucleoside triphosphates and CleanCap®, TriLink’s proprietary co-transcriptional mRNA capping reagents.
TriLink is expanding its San Diego manufacturing campus by making a significant investment in additional cleanroom and small molecule manufacturing space, implementing automation systems and adding support areas to augment production capacity (the “Flanders San Diego Facility”). Pursuant to certain requirements, BARDA awarded TriLink an amount equal to 50% of the construction and validation costs currently budgeted for the Flanders San Diego Facility. See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Since the start of the COVID-19 pandemic in early 2020, our results of operations and cash flows have substantially benefited from the strong demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. We estimate that revenue from COVID-19 related products and services represented approximately 73.2% and 71.8%, respectively, of our total revenues for the three and six months ended June 30, 2022. However, we expect the second quarter of 2022 to represent the highest revenue quarter for revenue attributable to our COVID-19 related products and services, with substantial declines in COVID-19 related revenue expected in the future. In addition to the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, our COVID-19 related revenue for the remainder of 2022 and continuing into 2023 may be negatively impacted by unused inventory of our products that our customers have on hand. We are unable to estimate the impact of this unused inventory on future demand given both binding contractual commitments by our customers for additional purchases and that our customers generally have not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. The factors that could influence longer-term COVID-19 related revenue include: the emergence, duration and intensity of new virus variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted for interest expense, provision for income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $242.7 million and $487.0 million for the three and six months ended June 30, 2022, respectively, and $217.8 million and $366.0 million for the three and six months ended June 30, 2021, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and six months ended June 30, 2022 and 2021.
We expect cost of revenue to increase in future periods as our revenue grows.
Operating Expenses
Selling, General and Administrative
Our selling, general and administrative expenses primarily consist of salaries, benefits and stock-based compensation expense for our employees in our commercial sales functions, marketing, executive, accounting and finance, legal and human resource functions as well as travel expenses, professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.
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
Research and Development
Research and development costs primarily consist of salaries, benefits, stock-based compensation expense, outside contracted services, cost of supplies, in-process research and development costs from asset acquisitions and allocated facilities costs for employees engaged in research and development of products and services. We expense all research and development costs in the period in which they are incurred. Payment made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets until the goods are received or services are rendered.

We expect that our research and development costs will continue to increase to support our research and development efforts, including meeting our customers’ needs.
Change in Estimated Fair Value of Contingent Consideration
In the first quarter of 2022, we completed the acquisition of MyChem and recorded a contingent consideration liability of $7.8 million. In the second quarter of 2022, we recorded a fair value adjustment to the liability based on our assessment of the probability of achieving certain revenue thresholds and other probability factors. This was due to a change in estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem Securities Purchase Agreement (the “MyChem SPA”).
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of income. As of June 30, 2022, we held 51.5% of the outstanding LLC Units of Topco LLC and 48.5% of the outstanding LLC Units of Topco LLC were held by MLSH 1.
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

	Three Months Ended June 30,
	2022	2021 (as adjusted)*	Change
	(in thousands, except per share amounts)
Revenue	$242,732	$217,775	11.5%
Operating expenses:
Cost of revenue (1)	37,496	37,811	(0.8)%
Selling, general and administrative (1)	28,061	24,500	14.5%
Research and development (1)	4,274	1,929	121.6%
Change in estimated fair value of contingent consideration	(7,800)	—	#
Total operating expenses	62,031	64,240	(3.4)%
Income from operations	180,701	153,535	17.7%
Other income (expense), net	(5,709)	(7,652)	(25.4)%
Income before income taxes	174,992	145,883	20.0%
Income tax expense	18,271	11,386	60.5%
Net income	$156,721	$134,497	16.5%
Net income attributable to non-controlling interests	85,481	85,354	0.1%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$71,240	$49,143	45.0%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.54	$0.44
Diluted	$0.53	$0.44
Weighted average number of Class A common shares outstanding:
Basic	131,524	112,203
Diluted	255,361	112,280
Non-GAAP measures:
Adjusted EBITDA	$188,479	$164,378
Adjusted Free Cash Flow	$175,215	$158,810
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change
Cost of revenue	$1,004	$509	97.2%
Selling, general and administrative	3,063	1,768	73.2%
Research and development	241	106	127.4%
Total stock-based compensation expense	$4,308	$2,383	80.8%

	Six Months Ended June 30,
	2022	2021 (as adjusted)*	Change
	(in thousands, except per share amounts)
Revenue	$487,025	$365,986	33.1%
Operating expenses:
Cost of revenue (1)	77,528	69,202	12.0%
Selling, general and administrative (1)	61,261	47,971	27.7%
Research and development (1)	7,969	4,089	94.9%
Change in estimated fair value of contingent consideration	(7,800)	—	#
Total operating expenses	138,958	121,262	14.6%
Income from operations	348,067	244,724	42.2%
Other income (expense), net	(6,234)	(9,667)	(35.5)%
Income before income taxes	341,833	235,057	45.4%
Income tax expense	38,252	25,095	52.4%
Net income	$303,581	$209,962	44.6%
Net income attributable to non-controlling interests	165,479	137,717	20.2%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$138,102	$72,245	91.2%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.05	$0.69
Diluted	$1.03	$0.69
Weighted average number of Class A common shares outstanding:
Basic	131,506	104,468
Diluted	255,324	257,686
Non-GAAP measures:
Adjusted EBITDA	$375,471	$265,274
Adjusted Free Cash Flow	$359,459	$256,374
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2022	2021	Change
Cost of revenue	$1,827	$1,019	79.3%
Selling, general and administrative	5,696	3,449	65.1%
Research and development	412	193	113.5%
Total stock-based compensation expense	$7,935	$4,661	70.2%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$225,248	$192,521	17.0%	92.8%	88.4%
Biologics Safety Testing	17,484	18,208	(4.0)%	7.2%	8.4%
Protein Detection	—	7,046	#	—%	3.2%
Total revenue	$242,732	$217,775	11.5%	100.0%	100.0%
____________________
#     Not meaningful

	Six Months Ended June 30,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$448,898	$316,453	41.9%	92.2%	86.5%
Biologics Safety Testing	38,127	35,857	6.3%	7.8%	9.8%
Protein Detection	—	13,676	#	—%	3.7%
Total revenue	$487,025	$365,986	33.1%	100.0%	100.0%
____________________
#     Not meaningful
Comparison of Three Months Ended June 30, 2022 and 2021
Total revenue was $242.7 million for the three months ended June 30, 2022 compared to $217.8 million for the three months ended June 30, 2021, representing an increase of $25.0 million, or 11.5%.
Nucleic Acid Production revenue increased from $192.5 million for the three months ended June 30, 2021 to $225.2 million for the three months ended June 30, 2022, representing an increase of $32.7 million, or 17.0%. The increase in Nucleic Acid Production revenue was the result of continued strong demand for our proprietary CleanCap analogs as COVID-19 vaccine manufacturers scaled production and increased demand for mRNA products as this technology becomes incorporated into more therapeutic and vaccine development programs for a variety of indications. For the three months ended June 30, 2022, we estimate that approximately $177.6 million, or 93.2%, of our $190.6 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the three months ended June 30, 2021, we estimate that approximately $155.1 million, or 94.9%, of our $163.5 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $18.2 million for the three months ended June 30, 2021 to $17.5 million for the three months ended June 30, 2022, representing a decrease of $0.7 million, or 4.0%. The decrease from prior period was not significant.
There was no Protein Detection revenue for the three months ended June 30, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
Comparison of Six Months Ended June 30, 2022 and 2021
Total revenue was $487.0 million for the six months ended June 30, 2022 compared to $366.0 million for the six months ended June 30, 2021, representing an increase of $121.0 million, or 33.1%.
Nucleic Acid Production revenue increased from $316.5 million for the six months ended June 30, 2021 to $448.9 million for the six months ended June 30, 2022, representing an increase of $132.4 million, or 41.9%. The increase in Nucleic Acid Production revenue was driven by continued strong demand for our proprietary CleanCap analogs as COVID-19 vaccine manufacturers scaled production and ongoing demand for highly modified RNA products. For the six months ended June 30, 2022, we estimate that approximately $349.6 million, or 93.4%, of our $374.4 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the six months ended June 30, 2021, we estimate that approximately $246.3 million, or 95.4%, of our $258.2 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue increased from $35.9 million for the six months ended June 30, 2021 to $38.1 million for the six months ended June 30, 2022, representing an increase of $2.3 million, or 6.3%. The increase was driven by higher demand as the result of growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs.
There was no Protein Detection revenue for the six months ended June 30, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of June 30, 2022, all of our long-lived assets were located within the United States.
The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands). We have revised our presentation for the prior periods below to remove the presentation of Total Adjusted EBITDA and reconcile the total of our reportable segments’ measure of profit or loss to income before income taxes, in addition to net income, and removed corporate costs, net of eliminations from total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to income before income taxes. Additionally, we have revised our presentation for the prior periods below of our total reportable segments’ revenue, in which we removed intersegment eliminations from our total reportable segment’s revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue:
Nucleic Acid Production	$225,255	$192,738	$448,905	$316,907
Biologics Safety Testing	17,484	18,208	38,127	35,857
Protein Detection	—	7,046	—	13,676
Total reportable segments’ revenue	242,739	217,992	487,032	366,440
Intersegment eliminations	(7)	(217)	(7)	(454)
Total	$242,732	$217,775	$487,025	$365,986

Segment adjusted EBITDA:
Nucleic Acid Production	$186,291	$156,320	$369,090	$251,352
Biologics Safety Testing	14,102	14,293	30,634	28,580
Protein Detection	—	3,375	—	5,334
Total reportable segments’ adjusted EBITDA	200,393	173,988	399,724	285,266
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(6,252)	(5,040)	(11,779)	(10,081)
Depreciation	(1,892)	(1,615)	(3,747)	(2,871)
Interest expense	(4,434)	(7,649)	(7,098)	(15,553)
Corporate costs, net of eliminations	(11,914)	(9,610)	(24,253)	(19,992)
Other adjustments:
Acquisition contingent consideration	7,800	—	7,800	—
Acquisition integration costs	(3,103)	(13)	(7,882)	(17)
Acquired in-process research and development costs	—	—	—	—
Stock-based compensation	(4,308)	(2,383)	(7,935)	(4,661)
Merger and acquisition related expenses	(7)	(943)	(1,195)	(1,862)
Financing costs	(27)	(852)	(1,064)	(1,058)
Acquisition related tax adjustment	(1,264)	—	(1,264)	—
Tax Receivable Agreement liability adjustment	—	—	2,340	5,886
Other	—	—	(1,814)	—
Income before income taxes	174,992	145,883	341,833	235,057
Income tax expense	(18,271)	(11,386)	(38,252)	(25,095)
Net income	$156,721	$134,497	$303,581	$209,962
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
During the three and six months ended June 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. During the three and six months ended June 30, 2021, intersegment revenue was $0.2 million and $0.5 million, respectively, between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and six months ended June 30, 2022 and 2021.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net income to adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Net income	$156,721	$134,497	$303,581	$209,962
Add:
Amortization	6,252	5,040	11,779	10,081
Depreciation	1,892	1,615	3,747	2,871
Interest expense	4,434	7,649	7,098	15,553
Income tax expense	18,271	11,386	38,252	25,095
EBITDA	187,570	160,187	364,457	263,562
Acquisition contingent consideration (1)	(7,800)	—	(7,800)	—
Acquisition integration costs (2)	3,103	13	7,882	17
Stock-based compensation (3)	4,308	2,383	7,935	4,661
Merger and acquisition related expenses (4)	7	943	1,195	1,862
Financing costs (5)	27	852	1,064	1,058
Acquisition related tax adjustment (6)	1,264	—	1,264	—
Tax Receivable Agreement liability adjustment (7)	—	—	(2,340)	(5,886)
Other (8)	—	—	1,814	—
Adjusted EBITDA	$188,479	$164,378	$375,471	$265,274
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)Refers to the change in fair value of performance payments related to the acquisition of MyChem, which was completed in January 2022.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, and retention payments in connection with these acquisitions.
(3)Refers to non-cash expense associated with stock-based compensation.
(4)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated.
(5)Refers to transaction costs related to the refinancing of our long-term debt and costs from our secondary offering that are not capitalizable or cannot be offset against proceeds from such transactions.
(6)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(7)Refers to the gain related to the adjustment of our Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
(8)Refers to the loss recognized during the period associated with certain working capital and other adjustments for the sale of Vector, which was completed in September 2021, and the non-cash expense incurred on extinguishment of debt.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Adjusted EBITDA	$188,479	$164,378	$375,471	$265,274
Capital expenditures (1)	(13,264)	(5,568)	(16,012)	(8,900)
Adjusted Free Cash Flow	$175,215	$158,810	$359,459	$256,374
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)We define capital expenditures as: (i) purchases of property and equipment, which are included in cash flows from investing activities, accounts payable and accrued expenses; and (ii) construction costs determined to be lessor improvements, which are recorded as prepaid lease payments; offset by government funding recognized.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Cost of revenue	$37,496	$37,811	(0.8)%	15.4%	17.4%
Selling, general and administrative	28,061	24,500	14.5%	11.6%	11.2%
Research and development	4,274	1,929	121.6%	1.8%	0.9%
Change in estimated fair value of contingent consideration	(7,800)	—	#	(3.2)%	—%
Total operating expenses	$62,031	$64,240	(3.4)%	25.6%	29.5%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful

	Six Months Ended June 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Cost of revenue	$77,528	$69,202	12.0%	15.9%	18.9%
Selling, general and administrative	61,261	47,971	27.7%	12.6%	13.1%
Research and development	7,969	4,089	94.9%	1.6%	1.1%
Change in estimated fair value of contingent consideration	(7,800)	—	#	(1.6)%	—%
Total operating expenses	$138,958	$121,262	14.6%	28.5%	33.1%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful

Cost of Revenue
Comparison of Three Months Ended June 30, 2022 and 2021
Cost of revenue decreased by $0.3 million from $37.8 million for the three months ended June 30, 2021 to $37.5 million for the three months ended June 30, 2022, or 0.8%. The decrease in cost of revenue compared to the prior period was not significant.
Comparison of Six Months Ended June 30, 2022 and 2021
Cost of revenue increased by $8.3 million from $69.2 million for the six months ended June 30, 2021 to $77.5 million for the six months ended June 30, 2022, or 12.0%. The increase in cost of revenue was primarily attributable to an increase in direct product costs and supplies and materials resulting from higher sales volume. Gross profit increased by $112.7 million from $296.8 million for the six months ended June 30, 2021 to $409.5 million for the six months ended June 30, 2022. The increase in the gross profit margin as a percentage of sales was primarily attributable to favorable product mix shift.
Selling, General and Administrative
Comparison of Three Months Ended June 30, 2022 and 2021
Selling, general and administrative expenses increased by $3.6 million from $24.5 million for the three months ended June 30, 2021 to $28.1 million for the three months ended June 30, 2022, or 14.5%. The increase was primarily driven by a $3.0 million increase in personnel costs and $0.4 million of transaction costs associated with the acquisition of MyChem.
Comparison of Six Months Ended June 30, 2022 and 2021
Selling, general and administrative expenses increased by $13.3 million from $48.0 million for the six months ended June 30, 2021 to $61.3 million for the six months ended June 30, 2022, or 27.7%. The increase was primarily driven by a $4.0 million increase in personnel costs, $3.4 million of transaction costs associated with the acquisition of MyChem, a $1.7 million increase in marketing and consulting services, $1.6 million from working capital adjustments related to the sale of Vector in September 2021, $1.2 million of diligence fees associated with merger and acquisition activities and $0.9 million of fees relating to the debt refinancing transaction.
Research and Development
Comparison of Three Months Ended June 30, 2022 and 2021
Research and development expenses increased by $2.3 million from $1.9 million for the three months ended June 30, 2021 to $4.3 million for the three months ended June 30, 2022, or 121.6%. The increase was primarily driven by $2.5 million in personnel costs relating to retention payment accruals associated with the acquisition of MyChem.
Comparison of Six Months Ended June 30, 2022 and 2021
Research and development expenses increased by $3.9 million from $4.1 million for the six months ended June 30, 2021 to $8.0 million for the six months ended June 30, 2022, or 94.9%. The increase was primarily driven by $4.3 million in personnel costs relating to retention payment accruals associated with the acquisition of MyChem.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three and Six Months Ended June 30, 2022 and 2021
The change in estimated fair value of contingent consideration of $7.8 million for the three and six months ended June 30, 2022 was due to the decrease in estimated fair value of the liability for the contingent payments associated with the acquisition of MyChem. This was due to a change in estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.

Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Interest expense	$(4,434)	$(7,649)	(42.0)%	(1.9)%	(3.5)%
Other expense	(1,275)	(3)	#	(0.5)%	0.0%
Total other expense	$(5,709)	$(7,652)	(25.4)%	(2.4)%	(3.5)%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful

	Six Months Ended June 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Interest expense	$(7,098)	$(15,553)	(54.4)%	(1.5)%	(4.2)%
Loss on extinguishment of debt	(208)	—	#	0.0%	—%
Change in payable to related parties pursuant to a Tax Receivable Agreement	2,340	5,886	(60.2)%	0.5%	1.6%
Other expense	(1,268)	—	#	(0.3)%	—%
Total other expense	$(6,234)	$(9,667)	(35.5)%	(1.3)%	(2.6)%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
Comparison of Three Months Ended June 30, 2022 and 2021
Other expense was $7.7 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2022, representing a decrease of $1.9 million, or 25.4%. The decrease in expense was primarily attributable to a $3.2 million decrease in interest expense due to a $1.7 million change in fair value of the interest rate cap and $1.5 million decrease in interest expense driven by the lower interest rates from the debt refinancing transaction. This was partially offset by an increase of $1.3 million in other expense relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
Comparison of Six Months Ended June 30, 2022 and 2021
Other expense was $9.7 million for the six months ended June 30, 2021 compared to $6.2 million for the six months ended June 30, 2022, representing a decrease of $3.4 million, or 35.5%. The decrease in expense was primarily attributable to a $8.5 million decrease in interest expense due to a $4.7 million change in fair value of the interest rate cap and $3.7 million decrease in interest expense driven by the lower interest rates from the debt refinancing transaction. This was partially offset by a $3.5 million decrease in gain related to the payable to related parties pursuant to a Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate, and an increase of $1.3 million in other expense relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
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
As GTCR continues to have representation on our Board of Directors, we will continue to pay GTCR for any direct reimbursable expenses related to their Board activities. We paid GTCR insignificant amounts during the three and six months ended June 30, 2022 and 2021. We may continue to engage GTCR from time to time, subject to compliance with our related party transactions policy.
We made distributions of $42.6 million and $82.5 million during the three and six months ended June 30, 2022, respectively, and $33.1 million and $56.2 million during the three and six months ended June 30, 2021, respectively, for tax liabilities to MLSH 1, which is primarily owned by GTCR.
We are also a party to a Tax Receivable Agreement, or TRA, with MLSH 1, who is primarily owned by GTCR, and MLSH 2 (see Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85.0% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during the three and six months ended June 30, 2022. As of June 30, 2022, our liability under the TRA was $746.0 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of June 30, 2022, we had cash of $550.7 million and retained earnings of $322.7 million. We had net income of $156.7 million and $303.6 million for the three and six months ended June 30, 2022, respectively. We also had positive cash flows from operations of $326.6 million for the six months ended June 30, 2022.
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
Credit Agreement
The Credit Agreement, among Intermediate, Cygnus and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”), provides us with a term-loan facility (the “Term Loan”) totaling $600.0 million and a revolving credit facility (the “Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement to: (i) refinance the existing $544.0 million aggregate principal balance on the First Lien Term Loan and replace it with a new Tranche B Term Loan (“Tranche B Term Loan”), (ii) replace the LIBOR-based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate, and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facilities under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduced the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
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

Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2022, our first lien net leverage ratio was less than 4.25:1.00, thus a prepayment was not required.
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
Debt Covenants
The Credit Agreement includes financial covenants. One financial covenant is a consolidated first lien coverage ratio measured as of the last day of each fiscal quarter. Another requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding and for the first four fiscal quarters ending after October 2020, borrowings of revolving credit loans made before October 2020) exceeds 35% of the aggregate amount of all Revolving Credit Commitments in effect as of such date, then the net leverage ratio of Intermediate may not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters. As of June 30, 2022, we were in compliance with these covenants.
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
As of June 30, 2022, interest rate on the Tranche B Term Loan was 3.85%.
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
As of June 30, 2022, our liability under the TRA was $746.0 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, NOLs and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021 (as adjusted)*
Net cash provided by (used in):
Operating activities	$326,583	$204,265
Investing activities	(243,245)	(7,317)
Financing activities	(83,934)	(58,185)
Effects of exchange rate changes on cash	—	13
Net increase in cash classified within current assets held for sale	—	(250)
Net (decrease) increase in cash	$(596)	$138,526
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 was $326.6 million, which was primarily attributable to a net income of $303.6 million, non-cash depreciation and amortization of $15.5 million, non-cash amortization of right-of-use assets of $2.6 million, non-cash amortization of deferred financing costs of $1.4 million, non-cash stock-based compensation of $7.9 million and non-cash decrease in deferred income taxes of $26.1 million. These were partially offset by a non-cash gain on the change in estimated fair value of contingent consideration of $7.8 million, non-cash gain on the revaluation of liabilities under the TRA of $2.3 million and a net cash outflow from the change in our operating assets and liabilities of $19.4 million, of which $9.6 million was driven by an increase in prepaid lease payments for our leased Flanders San Diego Facility and Leland Facility.
Net cash provided by operating activities for the six months ended June 30, 2021 was $204.3 million, which was primarily attributable to a net income of $210.0 million, non-cash depreciation and amortization of $13.0 million, non-cash amortization of right-of-use assets of $3.5 million, non-cash amortization of deferred financing costs of $1.3 million, non-cash stock-based compensation of $4.7 million and non-cash decrease in deferred income taxes of $18.2 million. These were partially offset by a non-cash gain on the revaluation of liabilities under the Tax Receivable Agreement of $5.9 million and a net cash outflow from the change in our operating assets and liabilities of $40.4 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $243.2 million, which was primarily comprised of $238.8 million for the net cash consideration paid for the acquisition of MyChem and net cash outflows of $4.4 million for property and equipment purchases.
Net cash used in investing activities for the six months ended June 30, 2021 was $7.3 million, which was primarily attributable to net cash outflows of $7.9 million for property and equipment purchases, partially offset by cash receipts of $0.5 million from the sale of our United Kingdom facility.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $83.9 million, which was primarily attributable to $82.5 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $11.2 million of principal repayments of long-term debt. This was partially offset by proceeds from borrowings of long-term debt of $8.5 million.
Net cash used in financing activities for the six months ended June 30, 2021 was $58.2 million, which was primarily attributable to $56.2 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $3.0 million of principal repayments of long-term debt.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2022 totaled $16.0 million. Capital expenditures, including costs incurred for lessor improvements, for the year ending December 31, 2022 are projected to be in the range of $65.0 million to

$75.0 million, which is net of anticipated government funding of $20.0 million. This primarily includes new facility construction costs recorded as prepaid lease payments, and equipment for our leased Flanders San Diego, California and Leland, North Carolina locations.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2022 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$103,271	$8,278	$22,525	$22,837	$49,631
Debt obligations (2)	541,280	5,440	10,880	10,880	514,080
TRA payments (3)	745,979	34,747	84,377	86,745	540,110
Unconditional purchase obligations (4)	7,200	4,200	3,000	—	—
Consideration payable (5)	10,000	10,000	—	—	—
Total	$1,407,730	$62,665	$120,782	$120,462	$1,103,821
____________________
(1)Represents operating lease payments including for our Flanders San Diego Facility and Leland Facility, which are expected to commence in the third and fourth quarter of 2022, respectively.
(2)Represents long-term debt principal maturities, excluding interest. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Reflects the estimated timing of TRA payments as of June 30, 2022. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2022, our first lien net leverage ratio was less than 4.25:1.00.
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
Recognition of Intangible Assets as Part of a Business Combination
We account for our business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2022, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of June 30, 2022, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $541.3 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of June 30, 2022. For the three and six months ended June 30, 2022, the effect of a hypothetical

100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $2.7 million, respectively.
We had cash of $550.7 million as of June 30, 2022. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 63.3% and 63.8% of our revenue for the three and six months ended June 30, 2022, respectively, was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the addition of the risk factor set forth below to “Risk Factors—Risks Related to our Business and Strategy,” there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.
Risks Related to Our Business and Strategy
The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of COVID-19 vaccines. The evolving nature of the COVID-19 pandemic and the resulting global public health response will affect the continued demand for our COVID-19 related products and services, which have comprised the majority of our revenue in recent periods. More specifically, the ongoing manufacture and supply of COVID-19 vaccines (including potential booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants; regional resurgences of the virus globally; the rate at which the population globally becomes vaccinated against COVID-19; the development and availability of antiviral therapeutic alternatives; and political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines. To the extent that the supply and manufacture of COVID-19 vaccines by our customers slows or becomes no longer necessary, demand for our products and services COVID-19 related products and services would significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
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
Date: August 5, 2022