Form 10-Q
period 2022-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2022-11-04
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39725
Maravai LifeSciences Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2786970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10770 Wateridge Circle, Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of October 28, 2022, 131,539,642 shares of the registrant’s Class A common stock were outstanding and 123,669,196 shares of the registrant’s Class B common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements often may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of the timing or nature of our future operating or financial performance or other events. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results to differ materially from those that we expected, including:
•The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside of our control.
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
•Until the 2020 fiscal year, we had incurred losses for each fiscal year since inception. We may incur losses in the future, and we may not be able to generate sufficient revenue to maintain profitability.
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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$617,446	$551,272
Accounts receivable, net	114,069	117,512
Inventory	62,424	51,557
Prepaid expenses and other current assets	23,432	19,698
Government funding receivable	18,155	—
Total current assets	835,526	740,039
Property and equipment, net	48,420	46,332
Goodwill	283,535	152,766
Intangible assets, net	222,899	117,571
Deferred tax assets	771,120	808,117
Other assets	87,399	53,451
Total assets	$2,248,899	$1,918,276
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,459	$8,154
Accrued expenses and other current liabilities	60,187	34,574
Deferred revenue	5,822	10,211
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	34,747	34,838
Current portion of long-term debt	5,440	6,000
Total current liabilities	115,655	93,777
Long-term debt, less current portion	522,824	524,591
Payable to related parties pursuant to the Tax Receivable Agreement, less current portion	711,232	713,481
Other long-term liabilities	57,519	41,066
Total liabilities	1,407,230	1,372,915
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,540 and 131,488 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,315	1,315
Class B common stock, $0.01 par value - 300,000 shares authorized; 123,669 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,237	1,237
Additional paid-in capital	134,077	128,386
Retained earnings	367,132	184,561
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	503,761	315,499
Non-controlling interest	337,908	229,862
Total stockholders’ equity	841,669	545,361
Total liabilities and stockholders’ equity	$2,248,899	$1,918,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue	$191,263	$204,810	$678,288	$570,796
Operating expenses:
Cost of revenue	38,176	32,221	115,704	101,423
Selling, general and administrative	30,795	26,512	92,056	74,483
Research and development	5,389	1,946	13,358	6,035
Change in estimated fair value of contingent consideration	—	—	(7,800)	—
Gain on sale of business	—	(11,249)	—	(11,249)
Total operating expenses	74,360	49,430	213,318	170,692
Income from operations	116,903	155,380	464,970	400,104
Other income (expense):
Interest expense	(3,136)	(7,685)	(10,234)	(23,238)
Loss on extinguishment of debt	—	—	(208)	—
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	3,246	2,340	9,132
Other (expense) income	(4)	78	(1,272)	78
Income before income taxes	113,763	151,019	455,596	386,076
Income tax expense	14,110	18,842	52,362	43,937
Net income	99,653	132,177	403,234	342,139
Net income attributable to non-controlling interests	55,184	78,215	220,663	215,932
Net income attributable to Maravai LifeSciences Holdings, Inc.	$44,469	$53,962	$182,571	$126,207

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.34	$0.46	$1.39	$1.16
Diluted	$0.34	$0.44	$1.37	$1.13

Weighted average number of Class A common shares outstanding:
Basic	131,540	118,433	131,518	109,174
Diluted	131,651	258,028	255,323	257,799
____________________
*As adjusted to reflect the impact of the adoption of Accounting Standards Codification 842 (“ASC 842”). See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Net income	$99,653	$132,177	$403,234	$342,139
Other comprehensive income:
Foreign currency translation adjustments	—	39	—	55
Total other comprehensive income	99,653	132,216	403,234	342,194
Comprehensive income attributable to non-controlling interests	55,184	78,215	220,663	215,943
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$44,469	$54,001	$182,571	$126,251
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2022	131,539	$1,315	123,669	$1,237	$131,373	$322,663	$317,204	$773,792
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1	—	—	—	25	—	—	25
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(35)	—	35	—
Stock-based compensation	—	—	—	—	2,443	—	2,297	4,740
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	271	—	(36,812)	(36,541)
Net income	—	—	—	—	—	44,469	55,184	99,653
September 30, 2022	131,540	$1,315	123,669	$1,237	$134,077	$367,132	$337,908	$841,669

	Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	52	—	—	—	1,173	—	—	1,173
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(529)	—	529	—
Stock-based compensation	—	—	—	—	6,532	—	6,143	12,675
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	206	—	(119,289)	(119,083)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	182,571	220,663	403,234
September 30, 2022	131,540	$1,315	123,669	$1,237	$134,077	$367,132	$337,908	$841,669

	Three Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2021 (as adjusted)*	114,352	$1,143	143,308	$1,433	$118,486	$(39)	$74,769	$141,569	$337,361
Effect of exchange of LLC Units	17,068	171	(17,068)	(171)	18,874	—	—	(18,874)	—
Recognition of impact of the Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	34,060	—	—	—	34,060
Stock-based compensation	—	—	—	—	1,614	—	—	1,953	3,567
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	60	—	—	(50,061)	(50,001)
Net income	—	—	—	—	—	—	53,962	78,215	132,177
Foreign currency translation adjustment	—	—	—	—	—	39	—	—	39
September 30, 2021 (as adjusted)*	131,420	$1,314	126,240	$1,262	$173,094	$—	$128,731	$152,802	$457,203
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$(44)	$854	$66,235	$154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	—	1,670	2,784	4,454
Effect of exchange of LLC Units	34,734	348	(34,734)	(348)	31,003	—	—	(31,003)	—
Recognition of impact of the Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	53,000	—	—	—	53,000
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	39	—	—	—	785	—	—	—	785
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(420)	—	—	420	—
Stock-based compensation	—	—	—	—	3,507	—	—	4,721	8,228
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	94	—	—	(106,298)	(106,204)
Net income	—	—	—	—	—	—	126,207	215,932	342,139
Foreign currency translation adjustment	—	—	—	—	—	44	—	11	55
September 30, 2021 (as adjusted)*	131,420	$1,314	126,240	$1,262	$173,094	$—	$128,731	$152,802	$457,203
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021 (as adjusted)*
Operating activities:
Net income	$403,234	$342,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,604	4,668
Amortization of intangible assets	18,033	14,685
Amortization of right-of-use assets	4,437	5,111
Amortization of deferred financing costs	2,134	1,995
Stock-based compensation expense	12,675	8,228
Loss on extinguishment of debt	208	—
Deferred income taxes	35,307	29,438
Change in estimated fair value of contingent consideration	(7,800)	—
Gain on sale of business	—	(11,249)
Revaluation of liabilities under the Tax Receivable Agreement	(2,340)	(9,132)
Other	(5,529)	177
Changes in operating assets and liabilities:
Accounts receivable	3,502	(18,851)
Inventory	(9,814)	(27,051)
Prepaid expenses and other assets	(36,375)	(6,037)
Accounts payable	1,890	1,543
Accrued expenses and other current liabilities	14,114	(10,927)
Deferred revenue	(4,388)	(11,346)
Other long-term liabilities	1,750	(3,564)
Net cash provided by operating activities	436,642	309,827
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	(238,836)	—
Purchases of property and equipment	(10,876)	(9,194)
Proceeds from sale of building	—	548
Proceeds from sale of business, net of cash divested	620	119,957
Net cash (used in) provided by investing activities	(249,092)	111,311
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(119,289)	(106,298)
Proceeds from borrowings of long-term debt	8,455	—
Principal repayments of long-term debt	(12,535)	(4,500)
Proceeds from employee stock purchase plan and exercise of stock options, net of shares withheld for employee taxes	1,993	1,329
Net cash used in financing activities	(121,376)	(109,469)
Effects of exchange rate changes on cash	—	45
Net increase in cash	66,174	311,714
Cash, beginning of period	551,272	236,184
Cash, end of period	$617,446	$547,898

	Nine Months Ended September 30,
	2022	2021 (as adjusted)*
Supplemental cash flow information:
Cash paid for interest	$11,416	$20,612
Cash paid for income taxes	$19,581	$16,569

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,799	$866
Accrued receivable for capital expenditures to be reimbursed under a government contract	$1,105	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,872	$—
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$7,800	$—
Accrued consideration payable	$10,000	$—
Recognition of liabilities under the Tax Receivable Agreement	$—	$365,139
Recognition of deferred tax assets as a result of exchange of LLC Units	$—	$418,140
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
The Company is headquartered in San Diego, California, and has historically operated in three principal businesses: Nucleic Acid Production, Biologics Safety Testing and Protein Detection. In September 2021, the Company completed the divestiture of its Protein Detection business. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
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
Basis of Presentation
The Company operates and controls all of the business and affairs of Topco LLC, and, through Topco LLC and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net income is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by

Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 10), the realizability of our net deferred tax assets, and valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in its 2021 Form 10-K. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.
Revenue Recognition
The Company generates revenue primarily from the sale of products and, to a much lesser extent, services in the fields of nucleic acid production, biologics safety testing and protein detection. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. The Company also recognizes revenue from other contracts that may include a combination of products and services, the provision of solely services, or from license fee arrangements which may be associated with the delivery of product. Where there is a combination of products and services, the Company accounts for the promises as individual performance obligations if they are concluded to be distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap®, mRNA and specialized oligonucleotides. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products are delivered.

Biologics Safety Testing
The Company’s Biologics Safety Testing revenue is associated with the sale of bioprocess impurity detection kit products. We also enter into contracts that include custom antibody development, assay development and antibody affinity extraction services. These products and services enable the detection of impurities that occur in the manufacturing of biologic drugs and other therapeutics. The Company recognizes revenue from the sale of bioprocess impurity detection kits in the period in which the performance obligation is satisfied by transferring control to the customer. Custom antibody development contracts consist of a single performance obligation, typically with an enforceable right to payment and a reasonable margin for work performed to date. Revenue is recognized over time based on a cost-to-cost input method over the contract term. Where an enforceable right to payment does not exist, revenue is recognized at a point in time when control is transferred to the customer. Assay development service contracts consist of a single performance obligation. Revenue is recognized at a point in time when a successful antigen test and report is provided to the customer. Affinity extraction services, which generally occur over a short period of time, consist of a single performance obligation to perform the extraction service and provide a summary report to the customer. Revenue is recognized either over time or at a point in time depending on contractual payment terms with the customer.
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
The Company accepts returns only if the products do not meet customer specifications, and historically, the Company’s volume of product returns has not been significant. Further, no warranties are provided for promised goods and services other than assurance type warranties.
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

Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of September 30, 2022 and December 31, 2021.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $7.4 million and $12.6 million as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities are expected to be recognized as revenue within the next twelve months.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended September 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$91,130	$6,583	$97,713
Europe, the Middle East and Africa	77,755	4,069	81,824
Asia Pacific	5,931	5,541	11,472
Latin and Central America	65	189	254
Total revenue	$174,881	$16,382	$191,263

	Nine Months Ended September 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$252,563	$21,274	$273,837
Europe, the Middle East and Africa	322,566	13,344	335,910
Asia Pacific	48,535	19,474	68,009
Latin and Central America	115	417	532
Total revenue	$623,779	$54,509	$678,288

	Three Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$73,622	$7,203	$3,067	$83,892
Europe, the Middle East and Africa	103,929	3,811	1,392	109,132
Asia Pacific	5,332	5,441	795	11,568
Latin and Central America	18	171	29	218
Total revenue	$182,901	$16,626	$5,283	$204,810

	Nine Months Ended September 30, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$207,469	$20,052	$11,016	$238,537
Europe, the Middle East and Africa	257,873	12,059	4,752	274,684
Asia Pacific	33,977	19,844	3,068	56,889
Latin and Central America	35	528	123	686
Total revenue	$499,354	$52,483	$18,959	$570,796
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
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of September 30, 2022, we held approximately 51.5% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 48.5% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of September 30, 2022. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. In April 2021 and September 2021, MLSH 1 executed an exchange of Paired Interests prior to the April 2021 Secondary Offering and September 2021 Secondary Offering, respectively. For the nine months ended September 30, 2022, MLSH 1 did not exchange any Paired Interests.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
Distributions of $36.8 million and $119.3 million for tax liabilities were made to MLSH 1 during the three and nine months ended September 30, 2022, respectively. Distributions of $50.1 million and $106.3 million for tax liabilities were made to MLSH 1 during the three and nine months ended September 30, 2021, respectively.
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The CODM, its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021, the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment. As of September 30, 2022, the Company operated in two reportable segments: Nucleic Acid Production and Biologics Safety Testing.
Net Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock, are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The Company reported net income attributable to Maravai LifeSciences Holdings, Inc. for the three and nine months ended September 30, 2022 and 2021.
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
Changes in the fair value of contingent consideration liabilities associated with the acquisition of a business can result from updates to assumptions such as the expected timing or probability of achieving customer-related performance targets, specified sales milestones, changes in projected revenue or changes in discount rates. Judgment is used in determining those assumptions as of the acquisition date and for each subsequent reporting period. Therefore, any changes in the fair value will impact the Company’s results of operations in such reporting period, thereby resulting in potential variability in the Company’s operating results until such contingencies are resolved.
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
As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s current assets and liabilities approximated fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximated carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

Acquisitions
The Company evaluates mergers, acquisitions and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an acquisition of assets. The Company first identifies the acquiring entity by determining if the target is a legal entity or a group of assets or liabilities. If control over a legal entity is being evaluated, the Company also evaluates if the target is a variable interest or voting interest entity. For acquisitions of voting interest entities, the Company applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an acquisition of assets. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
	2022	2021	2022	2021
BioNTech SE	38.7%	26.2%	37.2%	32.2%	21.6%	*
Pfizer Inc.	29.1%	23.4%	30.4%	22.9%	43.9%	23.6%
CureVac N.V.	*	23.0%	*	11.3%	*	46.5%
Nacalai USA, Inc.	*	*	*	*	*	11.6%
____________________
*Less than 10%
For the three and nine months ended September 30, 2022 and 2021, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by the Nucleic Acid Production segment.

Retrospective Application of a Change in Accounting Principle
The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which supersedes the guidance in ASC 840, Leases (“ASC 840”), effective January 1, 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was not adopted until the fourth quarter of 2021. The comparative information for the three and nine months ended September 30, 2021 has been adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2021.
Select line items from the condensed consolidated statements of income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Cost of revenue	$32,047	$174	$32,221
Selling, general and administrative	25,189	1,323	26,512
Research and development	1,950	(4)	1,946
Total operating expenses	47,937	1,493	49,430
Income from operations	156,873	(1,493)	155,380
Other income (expense):
Interest expense	(8,545)	860	(7,685)
Income before income taxes	151,652	(633)	151,019
Net income	132,810	(633)	132,177
Net income attributable to non-controlling interests	78,536	(321)	78,215
Net income attributable to Maravai LifeSciences Holdings, Inc.	54,274	(312)	53,962

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Diluted	$0.45	$(0.01)	$0.44

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Cost of revenue	$99,928	$1,495	$101,423
Selling, general and administrative	72,511	1,972	74,483
Research and development	6,046	(11)	6,035
Total operating expenses	167,236	3,456	170,692
Income from operations	403,560	(3,456)	400,104
Other income (expense):
Interest expense	(25,827)	2,589	(23,238)
Income before income taxes	386,943	(867)	386,076
Net income	343,006	(867)	342,139
Net income attributable to non-controlling interests	216,410	(478)	215,932
Net income attributable to Maravai LifeSciences Holdings, Inc.	126,596	(389)	126,207

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Diluted	$1.14	$(0.01)	$1.13

The adoption of ASC 842 had no impact on the Company’s basic earnings per share for the three and nine months ended September 30, 2021.
Select line items from the condensed consolidated statements of comprehensive income reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Net income	$132,810	$(633)	$132,177
Total other comprehensive income	132,849	(633)	132,216
Comprehensive income attributable to non-controlling interests	78,536	(321)	78,215
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	54,313	(312)	54,001

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Net income	$343,006	$(867)	$342,139
Total other comprehensive income	343,061	(867)	342,194
Comprehensive income attributable to non-controlling interests	216,421	(478)	215,943
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	126,640	(389)	126,251
Select line items from the condensed consolidated statements of changes in stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	As of September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Additional paid-in capital	$172,611	$483	$173,094
Retained earnings	127,450	1,281	128,731
Non-controlling interest	150,979	1,823	152,802
Total stockholders’ equity	453,616	3,587	457,203

Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
Operating activities:
Net income	$343,006	$(867)	$342,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,623	(1,955)	4,668
Amortization of right-of-use assets	—	5,111	5,111
Other	(875)	1,052	177
Changes in operating assets and liabilities:
Inventory	(26,263)	(788)	(27,051)
Prepaid expenses and other assets	(7,590)	1,553	(6,037)
Accrued expenses and other current liabilities	(10,076)	(851)	(10,927)
Other long-term liabilities	267	(3,831)	(3,564)
Net cash provided by operating activities	310,403	(576)	309,827
Investing activities:
Purchases of property and equipment	(9,188)	(6)	(9,194)
Net cash provided by investing activities	111,317	(6)	111,311
Financing activities:
Payments made on facility financing lease obligation and capital lease	(582)	582	—
Net cash used in financing activities	(110,051)	582	(109,469)
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for years beginning after December 31, 2022, including interim periods within those fiscal years, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of its adoption. The Company early adopted ASU 2021-08, and there was no impact to the Company’s condensed consolidated financial statements as a result of the adoption of this ASU.

2.Acquisition and Divestiture
Acquisition
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
For the nine months ended September 30, 2022, the Company incurred $3.4 million in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2022, the Company incurred an insignificant amount of such transaction costs.
The acquisition date fair value of consideration transferred to acquire MyChem consisted of the following (in thousands):

Cash paid	$240,012
Consideration payable	10,000
Fair value of contingent consideration	7,800
Total consideration transferred	$257,812
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem are dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “Performance Payment”). The MyChem SPA provides for a total maximum Performance Payment of $40.0 million. The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. The MyChem SPA further provides that the Company will pay to the sellers of MyChem an additional amount of up to $10.0 million subject to the completion of certain calculations associated with acquired inventory, which has been recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022. The Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. For the three and nine months ended September 30, 2022, the Company recorded $2.5 million and $6.8 million, respectively, of compensation expense related to the Retention Payment within research and development in the condensed consolidated statements of income.
The Company estimated the fair value of the Performance Payment contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on MyChem revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 4).
As the Company is in the process of finalizing the evaluation of certain liabilities and assets, the allocation of purchase consideration is preliminary, and provisional measurements of certain liabilities and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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
Upon closing of the acquisition, approximately $1.0 million was placed into escrow to cover potential working capital adjustments and approximately $12.5 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the MyChem SPA. These amounts are included in the total purchase consideration of $257.8 million. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying condensed consolidated balance sheet as of September 30, 2022.
The following table summarizes the estimated fair values of MyChem’s identifiable intangible assets as of the date of acquisition and their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Trade names	$460	3
Developed technology	121,000	12
Customer relationships	1,900	12
Total	$123,360
The trade name and customer relationship intangible assets are related to MyChem’s name, customer loyalty and customer relationships. The developed technology intangible asset is related to processes and techniques for synthesizing and developing ultra-pure nucleotides. The fair value of these intangible assets was based on MyChem’s projected revenues and was estimated using an income approach, specifically the multi-period excess earnings method. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets were determined based upon the remaining period for which the assets were expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 30.6%, a discount rate of 16.5% and an assumed technical obsolescent curve range of 5.0% to 7.5%.
Pursuant to the terms of the MyChem SPA, the Company recognized an indemnification asset of $8.0 million within other assets, which represented the seller’s obligation to reimburse pre-acquisition income tax liabilities assumed in the acquisition and was recorded within other long-term liabilities. During the second quarter of 2022, the Company recorded an adjustment of $1.3 million to the indemnification asset within other expense in the condensed consolidated statements of income. As of

September 30, 2022, the carrying value of the indemnification asset was $6.8 million recorded within other assets in the condensed consolidated balance sheet.
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
No proforma revenue or earnings information for the three and nine months ended September 30, 2022 and 2021 have been presented as the impact was not determined to be material to the Company’s condensed consolidated revenues and net income for the respective periods.
Divestiture
Vector Laboratories, Inc.
In August 2021, the Company entered into a definitive agreement to sell Vector to Voyager Group Holdings, Inc. (“Voyager”), a third-party unrelated to the Company, for an all cash sale price of $124.0 million, subject to purchase price adjustments. The Company determined that the fair value of Vector, less estimated costs to sell, exceeded the book value of the Vector Disposal Group and there were no other indicators of asset impairment prior to the sale. The divestiture was completed in September 2021, and final net proceeds were $120.7 million, which were inclusive of working capital adjustments.
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
In August 2020, the Company entered into an agreement with an executive of Vector whereby the executive received incentive units of MLSH 1. In connection with the divestiture, MLSH 1 amended this executive’s incentive units resulting in the recognition of incremental unit-based compensation expense in the Company’s consolidated financial statements of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative expenses in the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
3.Goodwill and Intangible Assets
The Company’s goodwill of $283.5 million and $152.8 million as of September 30, 2022 and December 31, 2021, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of September 30, 2022 and December 31, 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. During the first quarter of 2022, the Company recorded goodwill of $130.8 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2). The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2021	$32,838	$119,928	$152,766
Acquisition	130,769	—	130,769
Balance as of September 30, 2022	$163,607	$119,928	$283,535

Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,580	$5,572	$2,008	3 - 10	3.7
Patents and developed technology	288,649	79,484	209,165	10 - 14	9.7
Customer relationships	21,853	10,127	11,726	10 - 12	6.7
Total	$318,082	$95,183	$222,899		9.5

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,120	$5,012	$2,108	5 - 10	2.9
Patents and developed technology	167,648	63,465	104,183	5 - 14	8.5
Customer relationships	19,953	8,673	11,280	10 - 12	6.4
Total	$194,721	$77,150	$117,571		8.1
During the first quarter of 2022, the Company recorded intangible assets of $123.4 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2).
The Company recognized $5.6 million and $15.9 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of income for the three and nine months ended September 30, 2022, respectively. The Company recognized $3.1 million and $9.4 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively.
Amortization expense for intangible assets that are not directly related to sales-generating activities of $0.7 million and $2.2 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets that are not directly related to sales-generating activities of $1.5 million and $5.3 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2022 (remaining three months)	$6,236
2023	24,812
2024	24,812
2025	24,669
2026	24,432
Thereafter	117,938
Total estimated amortization expense	$222,899

4.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$10,370	$—	$10,370
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were insignificant.
Contingent Consideration
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment is 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of income. During the second quarter of 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in the estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of September 30, 2022	$—
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$21,385	$19,726
Work-in-process	30,568	21,382
Finished goods	10,471	10,449
Total inventory	$62,424	$51,557

Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets	$54,118	$49,095
Prepaid lease payments	10,731	—
Interest rate cap	10,370	541
Indemnification asset (see Note 2)	6,766	—
Other	5,414	3,815
Total other assets	$87,399	$53,451
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Employee related	$16,325	$18,894
Consideration payable (see Note 2)	10,000	—
Accrued construction costs	9,023	—
Lease liabilities, current portion	5,833	3,722
Professional services	3,143	2,897
Sales and use tax liability	2,268	1,296
Customer deposits	1,589	2,429
Other	12,006	5,336
Total accrued expenses and other current liabilities	$60,187	$34,574
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Non-current lease liabilities	$43,790	$40,906
Accrued Retention Payments (see Note 2)	6,794	—
Acquisition related tax liability (see Note 2)	6,766	—
Other	169	160
Total other long-term liabilities	$57,519	$41,066
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

The Cooperative Agreement requires the Company to provide the U.S. Government with conditional priority access and certain preferred pricing obligations for a 10-year period from the completion of the construction project for the production of a medical countermeasure (or a component thereof) that the Company manufactures in the Flanders San Diego Facility during a declared public health emergency.
As of September 30, 2022, the Company had not yet received any reimbursements under the Cooperative Agreement but has recorded a receivable of $18.2 million, with offsets recorded to: (i) prepaid lease payments associated with our Flanders San Diego Facility within other assets for $17.1 million; and (ii) property and equipment for $1.1 million.
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
In August 2021, in conjunction with the Company’s divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the Credit Agreement, the portion of the Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by Voyager, the entity that acquired Vector, as part of the divestiture. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.
In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement to: (i) refinance $544.0 million in aggregate principal amount of first lien term loans initially issued thereunder (the “First Lien Term Loan”) and to replace it with a Tranche B Term Loan (the “Tranche B Term Loan”); (ii) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate; and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facility under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduces the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
As of September 30, 2022, the interest rate on the Tranche B Term Loan was 5.55% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of September 30, 2022.
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
The accounting related to entering into the Amendment was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First Lien Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying condensed consolidated statements of income during the first quarter of 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility. As of September 30, 2022, unamortized debt issuance costs totaled $2.4 million and are recorded as assets within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.

Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2022, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a prepayment was not required.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of September 30, 2022.
Interest Rate Cap
In the first quarter of 2021, the Company entered into an interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract, which was effective March 31, 2021, entitles the Company to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified defined floating market rate exceeds the cap strike interest rate, applied to the contract’s notional amount of $415.0 million. The floating rate of interest is reset at the end of each three-month period. The contract was set to expire on March 31, 2023.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $10.4 million within other assets with changes in fair value recognized within interest expense in the condensed consolidated statements of income.
The Company’s long-term debt consisted of the following as of (in thousands):

	September 30, 2022	December 31, 2021
Tranche B Term Loan	$539,920	$—
First Lien Term Loan	—	544,000
Unamortized debt issuance costs	(11,656)	(13,409)
Total long-term debt	528,264	530,591
Less: current portion	(5,440)	(6,000)
Total long-term debt, less current portion	$522,824	$524,591
There were no balances outstanding on the Company’s Revolving Credit Facility as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2022 (remaining three months)	$1,360
2023	5,440
2024	5,440
2025	5,440
2026	5,440
Thereafter	516,800
Total long-term debt	$539,920
8.Net Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A common share has been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per Class A common share attributable to the Company is computed by adjusting the net income and the weighted average number of Class A common shares outstanding to give effect to potentially diluted securities.

The following table presents the computation of basic and diluted net income per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Numerator:
Net income	$99,653	$132,177	$403,234	$342,139
Less: income attributable to common non-controlling interests	(55,184)	(78,215)	(220,663)	(215,932)
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	44,469	53,962	182,571	126,207
Net income effect of dilutive securities:
Effect of dilutive employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”) and stock options	18	87	90	102
Effect of the assumed conversion of Class B common stock	—	60,425	168,454	165,473
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$44,487	$114,474	$351,115	$291,782

Denominator:
Weighted average Class A common shares outstanding—basic	131,540	118,433	131,518	109,174
Weighted average effect of dilutive securities:
Effect of dilutive ESPP, RSUs and stock options	111	368	136	157
Effect of the assumed conversion of Class B common stock	—	139,227	123,669	148,468
Weighted average Class A common shares outstanding—diluted	131,651	258,028	255,323	257,799

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.34	$0.46	$1.39	$1.16
Diluted	$0.34	$0.44	$1.37	$1.13
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
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	2,338	283	2,338	289
Shares estimated to be purchased under the ESPP	93	—	21	3
Shares of Class B common stock	131,540	—	—	—
Total	133,971	283	2,359	292
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
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Income before income taxes	$113,763	$151,019	$455,596	$386,076
Income tax expense	$14,110	$18,842	$52,362	$43,937
Effective tax rate	12.4%	12.5%	11.5%	11.4%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
The Company’s effective tax rate of 12.4% and 11.5% for the three and nine months ended September 30, 2022, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest.
The Company’s effective tax rate of 12.5% and 11.4% for the three and nine months ended September 30, 2021, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest, nondeductible expense related to the Tax Receivable Agreement, and changes to our deferred tax assets due to changes in the estimates associated with our state income tax rate.
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
During the three months ended September 30, 2022, Topco LLC paid tax distributions of $75.7 million to its owners, including $38.9 million to us. During the nine months ended September 30, 2022, Topco LLC paid tax distributions of $246.1 million to its owners, including $126.8 million to us.
During the three months ended September 30, 2021, Topco LLC paid tax distributions of $90.0 million to its owners, including $39.9 million to us. During the nine months ended September 30, 2021, Topco LLC paid tax distributions of $186.5 million to its owners, including $80.2 million to us.
As of September 30, 2022, no amounts for tax distributions had been accrued as such payments were made during the period.
10.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Executive Chairman of the Board, Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.

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
As of September 30, 2022, our liability under the TRA is $746.0 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the nine months ended September 30, 2022, the Company recognized a gain of $2.3 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
During the three and nine months ended September 30, 2022, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three and nine months ended September 30, 2022, the Company made distributions of $36.8 million and $119.3 million, respectively, for tax liabilities to MLSH 1 under this agreement. During the three and nine months ended September 30, 2021, the Company made distributions of $50.1 million and $106.3 million, respectively, for tax liabilities to MLSH 1 under this agreement.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global (“Curia”). During the three and nine months ended September 30, 2022, the Company paid insignificant amounts to Curia for contract manufacturing and development services. During the three and nine months ended September 30, 2021, the Company paid $0.4 million and $7.1 million to Curia, respectively. Such amounts were included in research and development expense on the condensed consolidated statements of income.
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue:
Nucleic Acid Production	$174,881	$183,055	$623,786	$499,962
Biologics Safety Testing	16,382	16,626	54,509	52,483
Protein Detection	—	5,283	—	18,959
Total reportable segments’ revenue	191,263	204,964	678,295	571,404
Intersegment eliminations	—	(154)	(7)	(608)
Total	$191,263	$204,810	$678,288	$570,796

Segment adjusted EBITDA:
Nucleic Acid Production	$133,816	$150,347	$502,906	$401,699
Biologics Safety Testing	12,997	13,602	43,631	42,182
Protein Detection	—	1,057	—	6,391
Total reportable segments’ adjusted EBITDA	146,813	165,006	546,537	450,272
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(6,254)	(4,604)	(18,033)	(14,685)
Depreciation	(1,857)	(1,797)	(5,604)	(4,668)
Interest expense	(3,136)	(7,685)	(10,234)	(23,238)
Corporate costs, net of eliminations	(14,296)	(10,140)	(38,549)	(30,132)
Other adjustments:
Acquisition contingent consideration	—	—	7,800	—
Acquisition integration costs	(2,760)	(21)	(10,642)	(38)
Stock-based compensation	(4,740)	(3,567)	(12,675)	(8,228)
Gain on sale of business	—	11,249	—	11,249
Merger and acquisition related expenses	—	366	(1,195)	(1,496)
Financing costs	(7)	(1,034)	(1,071)	(2,092)
Acquisition related tax adjustment	—	—	(1,264)	—
Tax Receivable Agreement liability adjustment	—	3,246	2,340	9,132
Other	—	—	(1,814)	—
Income before income taxes	113,763	151,019	455,596	386,076
Income tax expense	(14,110)	(18,842)	(52,362)	(43,937)
Net income	$99,653	$132,177	$403,234	$342,139
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
During the nine months ended September 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. There was no intersegment revenue during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, intersegment revenue was $0.2 million and $0.6 million, respectively, between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and nine months ended September 30, 2022 and 2021.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

12.Subsequent Event
On October 18, 2022, the Company placed William “Trey” Martin, III, Chief Executive Officer (“CEO”), on a paid leave of absence following a lawsuit filed against him and the Company by his previous employer alleging violation of a noncompetition agreement. The duration of Mr. Martin’s leave of absence has not yet been determined. During his leave of absence, Mr. Martin is not expected to perform any of the responsibilities of CEO of the Company.
As a result of Mr. Martin’s leave of absence, the Board of Directors (the “Board”) of the Company has appointed Carl Hull, Executive Chairman of the Board, to serve as interim CEO to maintain continuity of the day-to-day operations and draw upon his extensive knowledge of the management of the Company due to his prior service as the Company’s CEO.
The Company believes the allegations in this lawsuit are without merit and intends to defend itself vigorously against all claims asserted. The lawsuit is still in early stages and the Company cannot reasonably estimate a range of potential loss and expense at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. This discussion and analysis reflects our historical results of operations and financial position and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We were incorporated in August 2020 and, pursuant to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the Organizational Transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the Organizational Transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
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
As of September 30, 2022, we employed a team of over 600 employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 51.1% and 40.4% for the three and nine months ended September 30, 2022, respectively. The percentage of our total revenue derived from customers in North America was 41.0% and 41.8% for the three and nine months ended September 30, 2021, respectively.
We generated revenue of $191.3 million and $678.3 million for the three and nine months ended September 30, 2022, respectively, and $204.8 million and $570.8 million for the three and nine months ended September 30, 2021, respectively.
Total revenue by segment was $174.9 million in Nucleic Acid Production and $16.4 million in Biologics Safety Testing for the three months ended September 30, 2022. Total revenue by segment was $182.9 million in Nucleic Acid Production, $16.6 million in Biologics Safety Testing and $5.3 million in Protein Detection for the three months ended September 30, 2021. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
Total revenue by segment was $623.8 million in Nucleic Acid Production and $54.5 million in Biologics Safety Testing for the nine months ended September 30, 2022. Total revenue by segment was $499.4 million in Nucleic Acid Production, $52.5 million in Biologics Safety Testing and $19.0 million in Protein Detection for the nine months ended September 30, 2021.

We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $30.8 million and $92.1 million for the three and nine months ended September 30, 2022, respectively, and $26.5 million and $74.5 million for the three and nine months ended September 30, 2021, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $5.4 million and $13.4 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $6.0 million for the three and nine months ended September 30, 2021, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Acquisition
In January 2022, we completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets, for a total purchase consideration of $257.8 million. As a result of the acquisition, we own all the outstanding interest in MyChem. Our consolidated results of operations for the three and nine months ended September 30, 2022 include the operating results of MyChem from the acquisition date. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Since the start of the COVID-19 pandemic in early 2020, our results of operations and cash flows have substantially benefited from the strong demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. We estimate that revenue from COVID-19 related products and services represented approximately 66.1% and 70.2%, respectively, of our total revenues for the three and nine months ended September 30, 2022. However, we expect the second quarter of 2022 to represent the highest revenue quarter for revenue attributable to our COVID-19 related products and services, with substantial declines in COVID-19 related revenue expected in the future. In addition to the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, our COVID-19 related revenue for the remainder of 2022 and continuing into 2023 may be negatively impacted by unused inventory of our products that our customers have on hand. We are unable to estimate the impact of this unused inventory on future demand given both binding contractual commitments by our customers for additional purchases and our customers generally having not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. The factors that could influence longer-term COVID-19 related revenue include: the emergence, duration and intensity of new virus variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
Other Trends and Uncertainties
Biopharmaceutical customers are increasingly relying on outside parties to provide important inputs and services for their clinical research and manufacturing, a development driving growth for suppliers with unique capabilities and the ability to manufacture at an appropriate scale to support customer programs. We believe that suppliers like ourselves, with this rare combination of capabilities, proprietary products and the required investment in manufacturing and quality systems, are benefiting from rapid growth as biopharmaceutical customers seek to partner with a small number of trusted suppliers. In addition to the continued trend toward outsourcing, several market developments are driving increased growth, in our addressable market segments, including: (i) pivot toward mRNA vaccines driven in part by the success of mRNA COVID-19 vaccines; (ii) rapid growth in development of cell and gene therapies; (iii) large and growing pipeline of protein-based therapeutics; and (iv) rise in molecular diagnostics driven by COVID-19.

Our Biologics Safety Testing business continues to see headwinds from business in Asia, seeing impacts from the ongoing COVID-19 pandemic lock-downs in China and our ongoing decisions not to ship into Russia.
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
Adjusted EBITDA and Adjusted Free Cash Flow have limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA and Adjusted Free Cash Flow do not reflect:
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $191.3 million and $678.3 million for the three and nine months ended September 30, 2022, respectively, and $204.8 million and $570.8 million for the three and nine months ended September 30, 2021, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and nine months ended September 30, 2022 and 2021.
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
We expect that our selling, general and administrative expenses will continue to increase, primarily due to increased headcount and an expanding facilities footprint to support anticipated growth in the business, costs incurred in increasing our presence globally, increases in marketing activities to drive awareness and adoption of our products and services, and incremental costs associated with operating as a public company.
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
Gain on Sale of Business
In the third quarter of 2021, we completed the sale of Vector, which represented our Protein Detection business, to Voyager Group Holdings, Inc. (“Voyager”) and recorded a gain of $11.2 million.
Other Income (Expense)
Interest Expense
Interest expense consists of interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt. Interest expense also consists of changes in the fair value of our interest rate cap agreement.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represent the write-off of remaining unamortized debt discount and deferred issuance costs on previously outstanding debt when we engage in refinancing activities.
Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
The Tax Receivable Agreement liability adjustment reflects changes in the Tax Receivable Agreement liability recorded in our condensed consolidated balance sheets as a result of change in the tax benefit obligation attributable to a change in the expected tax benefit.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of income. As of September 30, 2022, we held 51.5% of the outstanding LLC Units of Topco LLC and 48.5% of the outstanding LLC Units of Topco LLC were held by MLSH 1.
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

	Three Months Ended September 30,
	2022	2021 (as adjusted)*	Change
	(in thousands, except per share amounts)
Revenue	$191,263	$204,810	(6.6)%
Operating expenses:
Cost of revenue (1)	38,176	32,221	18.5%
Selling, general and administrative (1)	30,795	26,512	16.2%
Research and development (1)	5,389	1,946	176.9%
Gain on sale of business	—	(11,249)	#
Total operating expenses	74,360	49,430	50.4%
Income from operations	116,903	155,380	(24.8)%
Other income (expense), net	(3,140)	(4,361)	(28.0)%
Income before income taxes	113,763	151,019	(24.7)%
Income tax expense	14,110	18,842	(25.1)%
Net income	$99,653	$132,177	(24.6)%
Net income attributable to non-controlling interests	55,184	78,215	(29.4)%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$44,469	$53,962	(17.6)%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.34	$0.46
Diluted	$0.34	$0.44
Weighted average number of Class A common shares outstanding:
Basic	131,540	118,433
Diluted	131,651	258,028
Non-GAAP measures:
Adjusted EBITDA	$132,517	$154,866
Adjusted Free Cash Flow	$118,754	$152,671

	Nine Months Ended September 30,
	2022	2021 (as adjusted)*	Change
	(in thousands, except per share amounts)
Revenue	$678,288	$570,796	18.8%
Operating expenses:
Cost of revenue (1)	115,704	101,423	14.1%
Selling, general and administrative (1)	92,056	74,483	23.6%
Research and development (1)	13,358	6,035	121.3%
Change in estimated fair value of contingent consideration	(7,800)	—	#
Gain on sale of business	—	(11,249)	#
Total operating expenses	213,318	170,692	25.0%
Income from operations	464,970	400,104	16.2%
Other income (expense), net	(9,374)	(14,028)	(33.2)%
Income before income taxes	455,596	386,076	18.0%
Income tax expense	52,362	43,937	19.2%
Net income	$403,234	$342,139	17.9%
Net income attributable to non-controlling interests	220,663	215,932	2.2%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$182,571	$126,207	44.7%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.39	$1.16
Diluted	$1.37	$1.13
Weighted average number of Class A common shares outstanding:
Basic	131,518	109,174
Diluted	255,323	257,799
Non-GAAP measures:
Adjusted EBITDA	$507,988	$420,140
Adjusted Free Cash Flow	$484,582	$410,080
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change
Cost of revenue	$1,129	$364	210.2%
Selling, general and administrative	3,288	3,198	2.8%
Research and development	323	5	6360.0%
Total stock-based compensation expense	$4,740	$3,567	32.9%

	Nine Months Ended September 30,
	2022	2021	Change
Cost of revenue	$2,956	$1,383	113.7%
Selling, general and administrative	8,984	6,647	35.2%
Research and development	735	198	271.2%
Total stock-based compensation expense	$12,675	$8,228	54.0%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$174,881	$182,901	(4.4)%	91.4%	89.3%
Biologics Safety Testing	16,382	16,626	(1.5)%	8.6%	8.1%
Protein Detection	—	5,283	#	—%	2.6%
Total revenue	$191,263	$204,810	(6.6)%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$623,779	$499,354	24.9%	92.0%	87.5%
Biologics Safety Testing	54,509	52,483	3.9%	8.0%	9.2%
Protein Detection	—	18,959	#	—%	3.3%
Total revenue	$678,288	$570,796	18.8%	100.0%	100.0%
____________________
#     Not meaningful
Comparison of Three Months Ended September 30, 2022 and 2021
Total revenue was $191.3 million for the three months ended September 30, 2022 compared to $204.8 million for the three months ended September 30, 2021, representing a decrease of $13.5 million, or 6.6%.
Nucleic Acid Production revenue decreased from $182.9 million for the three months ended September 30, 2021 to $174.9 million for the three months ended September 30, 2022, representing a decrease of $8.0 million, or 4.4%. The decrease in Nucleic Acid Production revenue was primarily driven by decreased revenue from our proprietary CleanCap analogs as demand decreased from COVID-19 vaccine manufacturers. For the three months ended September 30, 2022, we estimate that approximately $126.5 million, or 92.7%, of our $136.5 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the three months ended September 30, 2021, we estimate that approximately $131.3 million, or 85.5%, of our $153.6 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $16.6 million for the three months ended September 30, 2021 to $16.4 million for the three months ended September 30, 2022, representing a decrease of $0.2 million, or 1.5%. The decrease from the prior period was not significant.
There was no Protein Detection revenue for the three months ended September 30, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
Comparison of Nine Months Ended September 30, 2022 and 2021
Total revenue was $678.3 million for the nine months ended September 30, 2022 compared to $570.8 million for the nine months ended September 30, 2021, representing an increase of $107.5 million, or 18.8%.
Nucleic Acid Production revenue increased from $499.4 million for the nine months ended September 30, 2021 to $623.8 million for the nine months ended September 30, 2022, representing an increase of $124.4 million, or 24.9%. The increase in Nucleic Acid Production revenue was driven by demand for our proprietary CleanCap analogs as COVID-19 vaccine manufacturers scaled production earlier in the year, and ongoing demand for highly modified RNA products as this technology becomes incorporated into more therapeutic and vaccine development programs for a variety of indications. For the nine months ended September 30, 2022, we estimate that approximately $476.2 million, or 93.2%, of our $511.0 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the nine months ended September 30, 2021, we estimate that approximately $377.6 million, or 91.7%, of our $411.8 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.

Biologics Safety Testing revenue increased from $52.5 million for the nine months ended September 30, 2021 to $54.5 million for the nine months ended September 30, 2022, representing an increase of $2.0 million, or 3.9%. The increase was driven by higher demand as the result of growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs.
There was no Protein Detection revenue for the nine months ended September 30, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of September 30, 2022, all of our long-lived assets were located within the United States.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Revenue:
Nucleic Acid Production	$174,881	$183,055	$623,786	$499,962
Biologics Safety Testing	16,382	16,626	54,509	52,483
Protein Detection	—	5,283	—	18,959
Total reportable segments’ revenue	191,263	204,964	678,295	571,404
Intersegment eliminations	—	(154)	(7)	(608)
Total	$191,263	$204,810	$678,288	$570,796

Segment adjusted EBITDA:
Nucleic Acid Production	$133,816	$150,347	$502,906	$401,699
Biologics Safety Testing	12,997	13,602	43,631	42,182
Protein Detection	—	1,057	—	6,391
Total reportable segments’ adjusted EBITDA	146,813	165,006	546,537	450,272
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(6,254)	(4,604)	(18,033)	(14,685)
Depreciation	(1,857)	(1,797)	(5,604)	(4,668)
Interest expense	(3,136)	(7,685)	(10,234)	(23,238)
Corporate costs, net of eliminations	(14,296)	(10,140)	(38,549)	(30,132)
Other adjustments:
Acquisition contingent consideration	—	—	7,800	—
Acquisition integration costs	(2,760)	(21)	(10,642)	(38)
Stock-based compensation	(4,740)	(3,567)	(12,675)	(8,228)
Gain on sale of business	—	11,249	—	11,249
Merger and acquisition related expenses	—	366	(1,195)	(1,496)
Financing costs	(7)	(1,034)	(1,071)	(2,092)
Acquisition related tax adjustment	—	—	(1,264)	—
Tax Receivable Agreement liability adjustment	—	3,246	2,340	9,132
Other	—	—	(1,814)	—
Income before income taxes	113,763	151,019	455,596	386,076
Income tax expense	(14,110)	(18,842)	(52,362)	(43,937)
Net income	$99,653	$132,177	$403,234	$342,139
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.
During the nine months ended September 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. There was no intersegment revenue during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, intersegment revenue was $0.2 million and $0.6 million, respectively, between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and nine months ended September 30, 2022 and 2021.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net income to adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Net income	$99,653	$132,177	$403,234	$342,139
Add:
Amortization	6,254	4,604	18,033	14,685
Depreciation	1,857	1,797	5,604	4,668
Interest expense	3,136	7,685	10,234	23,238
Income tax expense	14,110	18,842	52,362	43,937
EBITDA	125,010	165,105	489,467	428,667
Acquisition contingent consideration (1)	—	—	(7,800)	—
Acquisition integration costs (2)	2,760	21	10,642	38
Stock-based compensation (3)	4,740	3,567	12,675	8,228
Gain on sale of business (4)	—	(11,249)	—	(11,249)
Merger and acquisition related expenses (5)	—	(366)	1,195	1,496
Financing costs (6)	7	1,034	1,071	2,092
Acquisition related tax adjustment (7)	—	—	1,264	—
Tax Receivable Agreement liability adjustment (8)	—	(3,246)	(2,340)	(9,132)
Other (9)	—	—	1,814	—
Adjusted EBITDA	$132,517	$154,866	$507,988	$420,140
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
(4)Refers to the gain on the sale of Vector, which was completed in September 2021.
(5)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were not consummated.
(6)Refers to transaction costs related to the refinancing of our long-term debt and costs from our secondary offering that are not capitalizable or cannot be offset against proceeds from such transactions.
(7)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(8)Refers to the gain related to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding reduction of our estimated state tax rate.
(9)Refers to the loss recognized during the period associated with certain working capital and other adjustments for the sale of Vector, which was completed in September 2021, and the loss incurred on extinguishment of debt.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (as adjusted)*	2022	2021 (as adjusted)*
Adjusted EBITDA	$132,517	$154,866	$507,988	$420,140
Capital expenditures (1)	(13,763)	(2,195)	(23,406)	(10,060)
Adjusted Free Cash Flow	$118,754	$152,671	$484,582	$410,080
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, accounts payable and accrued expenses, offset by government funding recognized; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments, including portions included in accounts payable and accrued expenses, offset by government funding recognized.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Cost of revenue	$38,176	$32,221	18.5%	20.0%	15.7%
Selling, general and administrative	30,795	26,512	16.2%	16.1%	12.9%
Research and development	5,389	1,946	176.9%	2.8%	1.0%
Gain on sale of business	—	(11,249)	#	—%	(5.5)%
Total operating expenses	$74,360	$49,430	50.4%	38.9%	24.1%

	Nine Months Ended September 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Cost of revenue	$115,704	$101,423	14.1%	17.1%	17.8%
Selling, general and administrative	92,056	74,483	23.6%	13.6%	13.0%
Research and development	13,358	6,035	121.3%	2.0%	1.1%
Change in estimated fair value of contingent consideration	(7,800)	—	#	(1.2)%	—%
Gain on sale of business	—	(11,249)	#	—%	(2.0)%
Total operating expenses	$213,318	$170,692	25.0%	31.5%	29.9%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
Cost of Revenue
Comparison of Three Months Ended September 30, 2022 and 2021
Cost of revenue increased by $6.0 million from $32.2 million for the three months ended September 30, 2021 to $38.2 million for the three months ended September 30, 2022, or 18.5%. The increase in cost of revenue was primarily attributable to higher inventory scrap charges of $4.1 million compared to the prior period and a $1.1 million increase in reserve for excess and obsolete inventory. Gross profit decreased by $19.5 million from $172.6 million for the three months ended September 30,

2021 to $153.1 million for the three months ended September 30, 2022. The decrease in the gross profit margin as a percentage of sales was primarily attributable to a decrease in volume and unfavorable product mix shift, higher inventory scrap charges, increase in reserve for excess and obsolete inventory, and increase in amortization expense for intangible assets.
Comparison of Nine Months Ended September 30, 2022 and 2021
Cost of revenue increased by $14.3 million from $101.4 million for the nine months ended September 30, 2021 to $115.7 million for the nine months ended September 30, 2022, or 14.1%. The increase in cost of revenue was primarily attributable to an increase in amortization expense for intangible assets of $6.5 million, higher inventory scrap charges of $5.4 million compared to the prior period, and a $1.8 million increase in reserve for excess and obsolete inventory. Gross profit increased by $93.2 million from $469.4 million for the nine months ended September 30, 2021 to $562.6 million for the nine months ended September 30, 2022. The increase in the gross profit margin as a percentage of sales was primarily attributable to a favorable product mix shift, partially offset by inventory period costs incurred as a result of deficiencies in quality control during the period, an increase in the reserve for excess and obsolete inventory, and an increase in amortization expense for intangible assets.
Selling, General and Administrative
Comparison of Three Months Ended September 30, 2022 and 2021
Selling, general and administrative expenses increased by $4.3 million from $26.5 million for the three months ended September 30, 2021 to $30.8 million for the three months ended September 30, 2022, or 16.2%. The increase was primarily driven by a $1.9 million increase in personnel costs, a $0.5 million increase in marketing and consulting services, a $0.4 million increase in advertising and promotion expenses, a $0.3 million increase in software and licenses expenses, a $0.3 million increase in corporate insurance costs, and a $0.3 million increase in bad debt expense.
Comparison of Nine Months Ended September 30, 2022 and 2021
Selling, general and administrative expenses increased by $17.6 million from $74.5 million for the nine months ended September 30, 2021 to $92.1 million for the nine months ended September 30, 2022, or 23.6%. The increase was primarily driven by a $5.9 million increase in personnel costs, $3.4 million of transaction costs associated with the acquisition of MyChem, a $2.2 million increase in marketing and consulting services, $1.6 million from working capital adjustments related to the sale of Vector in September 2021, a $1.1 million increase in software and licenses expenses, a $1.1 million increase in advertising and promotion expenses, a $0.9 million increase in bad debt expense, $0.9 million of fees relating to the debt refinancing transaction, and a $0.6 million increase in corporate insurance costs.
Research and Development
Comparison of Three Months Ended September 30, 2022 and 2021
Research and development expenses increased by $3.4 million from $1.9 million for the three months ended September 30, 2021 to $5.4 million for the three months ended September 30, 2022, or 176.9%. The increase was primarily driven by $2.5 million in personnel costs relating to retention payment accruals associated with the acquisition of MyChem and $1.0 million in personnel costs relating to overall company growth, promotions and merit increases.
Comparison of Nine Months Ended September 30, 2022 and 2021
Research and development expenses increased by $7.3 million from $6.0 million for the nine months ended September 30, 2021 to $13.4 million for the nine months ended September 30, 2022, or 121.3%. The increase was primarily driven by $6.8 million in personnel costs relating to retention payment accruals associated with the acquisition of MyChem.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Nine Months Ended September 30, 2022 and 2021
The change in estimated fair value of contingent consideration of $7.8 million for the nine months ended September 30, 2022 was due to the decrease in estimated fair value of the liability during the second quarter of 2022 for the contingent payments associated with the acquisition of MyChem. This was due to a change in estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.

Gain on Sale of Business
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
The gain on sale of business of $11.2 million for the three and nine months ended September 30, 2021 was from the sale of Vector in September 2021.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Interest expense	$(3,136)	$(7,685)	(59.2)%	(1.6)%	(3.7)%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	3,246	#	—%	1.6%
Other expense	(4)	78	#	0.0%	0.0%
Total other expense	$(3,140)	$(4,361)	(28.0)%	(1.6)%	(2.1)%

	Nine Months Ended September 30,			Percentage of Revenue
	2022	2021 (as adjusted)*	Change	2022	2021 (as adjusted)*
Interest expense	$(10,234)	$(23,238)	(56.0)%	(1.5)%	(4.1)%
Loss on extinguishment of debt	(208)	—	#	0.0%	—%
Change in payable to related parties pursuant to the Tax Receivable Agreement	2,340	9,132	(74.4)%	0.3%	1.6%
Other expense	(1,272)	78	#	(0.2)%	0.0%
Total other expense	$(9,374)	$(14,028)	(33.2)%	(1.4)%	(2.5)%
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
#     Not meaningful
Comparison of Three Months Ended September 30, 2022 and 2021
Other expense was $4.4 million for the three months ended September 30, 2021 compared to $3.1 million for the three months ended September 30, 2022, representing a decrease of $1.2 million, or 28.0%. The decrease in expense was attributable to a $4.5 million decrease in interest expense primarily due to a $5.1 million change in fair value of the interest rate cap. The decrease was partially offset by a $3.2 million decrease in gain related to the payable to related parties pursuant to a Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate.
Comparison of Nine Months Ended September 30, 2022 and 2021
Other expense was $14.0 million for the nine months ended September 30, 2021 compared to $9.4 million for the nine months ended September 30, 2022, representing a decrease of $4.7 million, or 33.2%. The decrease in expense was primarily attributable to a $13.0 million decrease in interest expense due to a $9.7 million change in fair value of the interest rate cap and $3.3 million decrease in interest expense driven by the lower interest rates from the debt refinancing transaction. This was partially offset by a $6.8 million decrease in gain related to the payable to related parties pursuant to a Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding reduction of our estimated state income tax rate, and an increase of $1.3 million in other expense relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
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
As GTCR continues to have representation on our Board of Directors, we will continue to pay GTCR for any direct reimbursable expenses related to their Board activities. We paid GTCR insignificant amounts during the three and nine months ended September 30, 2022 and 2021. We may continue to engage GTCR from time to time, subject to compliance with our related party transactions policy.
We made distributions of $36.8 million and $119.3 million during the three and nine months ended September 30, 2022, respectively, and $50.1 million and $106.3 million during the three and nine months ended September 30, 2021, respectively, for tax liabilities to MLSH 1, which is primarily owned by GTCR.
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
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during the three and nine months ended September 30, 2022. As of September 30, 2022, our liability under the TRA was $746.0 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of September 30, 2022, we had cash of $617.4 million and retained earnings of $367.1 million. We had net income of $99.7 million and $403.2 million for the three and nine months ended September 30, 2022, respectively. We also had positive cash flows from operations of $436.6 million for the nine months ended September 30, 2022.
We have relied on revenue derived from product and services sales, and equity and debt financings to fund our operations to date.
Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make tax distributions to MLSH 1, make TRA payments to MLSH 1 and MLSH 2 and make interest payments and mandatory principal payments on our long-term debt.
We plan to utilize our existing cash on hand, together with cash generated from operations, primarily to fund our commercial and marketing activities associated with our products and services, continued research and development initiatives, investments in or acquisitions of complementary or enhancing technologies or businesses, and ongoing investments into our manufacturing facilities to create efficiencies and build capacity. We believe our cash on hand, cash generated from operations and continued access to our credit facilities, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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

As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $746.0 million and to range over the next 15 years from approximately $34.7 million to $63.0 million per year and to decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
As a result of a change of control, material breach, or our election to terminate the TRA early, (1) we could be required to make cash payments to MLSH 1 and MLSH 2 that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and (2) we will be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that we will be able to adequately finance our payment obligations under the TRA.
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC.
Credit Agreement
The Credit Agreement among Intermediate, Cygnus and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”), provides us with a term-loan facility (the “Term Loan”) totaling $600.0 million and a revolving credit facility (the “Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
In January 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement to: (i) refinance the existing $544.0 million aggregate principal balance on the First Lien Term Loan and to replace it with a new Tranche B Term Loan (“Tranche B Term Loan”), (ii) replace the LIBOR-based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate, and (iii) reduce the interest rate margins applicable to the Term Loan and Revolving Credit Facilities under the Credit Agreement. The previous interest rate margin on the facilities was, with respect to each LIBOR-based loan, 3.75% to 4.25% and, with respect to each base rate-based loan, 2.75% to 3.25% (depending, in each case, on consolidated first lien leverage). Following the Amendment, the interest rate margin on the facilities is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each base rate-based loan. Further, the Amendment reduced the base rate floor for the term loans from 2.00% to 1.50%, sets the floor for Term SOFR-based term loans at 0.50% and sets the floor for Term SOFR-based revolving loans at 0.00%. No other significant terms under the Credit Agreement were changed in connection with the Amendment.
The Base Rate is defined in the Credit Agreement as the greatest of (i) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the NYFRB Rate plus 0.50% per annum, (iii) the Term SOFR Rate for a one month interest period plus 1.00% per annum, (iv) solely with respect to the Tranche B Term Loans, 1.50% per annum and (v) for any loans that are not Tranche B Term Loans, 1.00% per annum. The “Term SOFR Rate,” as defined in the Credit Agreement, means with respect to any Term SOFR Rate Borrowing and for any other tenor comparable to the applicable interest period, the Term SOFR Reference Rate at approximately 5:00 a.m., Chicago time, two U.S. Government Securities Business Days prior to the commencement of such tenor comparable to the applicable interest period, as such rate is published by the CME Term SOFR Administrator; provided that in no event shall the Term SOFR Rate for any interest period (i) for Tranche B Term Loans be less than 0.50% or (ii) for any other Loans, be less than 0.00%.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2022, our first lien net leverage ratio was less than 4.25:1.00. Thus, a prepayment was not required.
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
Debt Covenants
The Credit Agreement includes financial covenants. One financial covenant is a consolidated first lien coverage ratio measured as of the last day of each fiscal quarter. Another requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding and for the first four fiscal quarters ending after October 2020, borrowings of revolving credit loans made before October 2020) exceeds 35% of the aggregate amount of all Revolving Credit Commitments in effect as of such date, then the net leverage ratio of Intermediate may not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters. As of September 30, 2022, we were in compliance with these covenants.
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
As of September 30, 2022, interest rate on the Tranche B Term Loan was 5.55%.
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
As of September 30, 2022, our liability under the TRA was $746.0 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021 (as adjusted)*
Net cash provided by (used in):
Operating activities	$436,642	$309,827
Investing activities	(249,092)	111,311
Financing activities	(121,376)	(109,469)
Effects of exchange rate changes on cash	—	45
Net increase in cash	$66,174	$311,714
____________________
*As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was $436.6 million, which was primarily attributable to a net income of $403.2 million, non-cash depreciation and amortization of $23.6 million, non-cash amortization of right-of-use assets of $4.4 million, non-cash amortization of deferred financing costs of $2.1 million, non-cash stock-based compensation of $12.7 million and non-cash decrease in deferred income taxes of $35.3 million. These were partially offset by a non-cash gain on the change in estimated fair value of contingent consideration of $7.8 million, non-cash gain on the revaluation of liabilities under the TRA of $2.3 million and a net cash outflow from the change in our operating assets and liabilities of $29.3 million, of which $10.7 million was driven by an increase in prepaid lease payments for our leased Flanders San Diego Facility and our Leland, North Carolina facility (the “Leland Facility”).
Net cash provided by operating activities for the nine months ended September 30, 2021 was $309.8 million, which was primarily attributable to a net income of $342.1 million, non-cash depreciation and amortization of $19.4 million, non-cash amortization of right-of-use assets of $5.1 million, non-cash amortization of deferred financing costs of $2.0 million, non-cash stock-based compensation of $8.2 million and non-cash decrease in deferred income taxes of $29.4 million. These were partially offset by a non-cash gain on sale of business of $11.2 million, a non-cash gain on the revaluation of liabilities under the Tax Receivable Agreement of $9.1 million and a net cash outflow from the change in our operating assets and liabilities of $76.2 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $249.1 million, which was primarily comprised of $238.8 million for the net cash consideration paid for the acquisition of MyChem and net cash outflows of $10.9 million for property and equipment purchases.
Net cash provided by investing activities for the nine months ended September 30, 2021 was $111.3 million, which was primarily comprised of net cash receipts of $120.0 million from the sale of Vector and cash receipts of $0.5 million from the sale of our United Kingdom facility. These were partially offset by net cash outflows of $9.2 million for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $121.4 million, which was primarily attributable to $119.3 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $12.5 million of principal repayments of long-term debt. This was partially offset by proceeds from borrowings of long-term debt of $8.5 million.
Net cash used in financing activities for the nine months ended September 30, 2021 was $109.5 million, which was primarily attributable to $106.3 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $4.5 million of principal repayments of long-term debt.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2022 totaled $23.4 million. Capital expenditures, including costs incurred for lessor improvements, for the year ending December 31, 2022 are projected to be in the range of $50.0 million to $55.0 million, which is net of anticipated government funding of $28.0 million. This primarily includes new facility construction costs recorded as prepaid lease payments, and equipment for our leased Flanders San Diego, California and Leland, North Carolina locations.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2022 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$109,563	$11,058	$26,715	$25,028	$46,762
Debt obligations (2)	539,920	5,440	10,880	10,880	512,720
TRA payments (3)	745,979	34,747	84,377	86,745	540,110
Unconditional purchase obligations (4)	4,128	1,128	3,000	—	—
Consideration payable (5)	10,000	10,000	—	—	—
Total	$1,409,590	$62,373	$124,972	$122,653	$1,099,592
____________________
(1)Represents operating lease payments including for our Leland Facility, which is expected to commence in December 2022. These also include operating lease payments for our Flanders San Diego Facility. At the request of the landlord, rent payments began in September 2022. However, the lease is not expected to commence until the first half of 2023.
(2)Represents long-term debt principal maturities, excluding interest. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Reflects the estimated timing of TRA payments as of September 30, 2022. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2022, our first lien net leverage ratio was less than 4.25:1.00.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Determining the fair value of intangible assets acquired requires management to use significant judgment and estimates, including the selection of valuation methodologies, assumptions about future net cash flows, discount rates and market participants. Each of these factors can significantly affect the value attributed to the identifiable intangible asset acquired in a business combination.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2022, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.

As of September 30, 2022, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $539.9 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of September 30, 2022. For the three and nine months ended September 30, 2022, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $4.1 million, respectively.
We had cash of $617.4 million as of September 30, 2022. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 48.9% and 59.6% of our revenue for the three and nine months ended September 30, 2022, respectively, was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of COVID-19 vaccines. The evolving nature of the COVID-19 pandemic and the resulting global public health response will affect the continued demand for our COVID-19 related products and services, which have comprised the majority of our revenue in recent periods. More specifically, the ongoing manufacture and supply of COVID-19 vaccines (including potential booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants; regional resurgences of the virus globally; the rate at which the population globally becomes vaccinated against COVID-19; the development and availability of antiviral therapeutic alternatives; and political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines. To the extent that the supply and manufacture of COVID-19 vaccines by our customers slows or becomes no longer necessary, demand for our COVID-19 related products and services would significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Amendment No. 2, dated as of August 30, 2022, to the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, LLC (f/k/a Maravai Life Sciences, Inc.), Voyager Group Holdings, Inc., Vector Laboratories, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC

3.1
Amended and Restated Certificate of Incorporation of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.1 to Maravai Life Sciences Holdings, Inc.’s Form 8-K filed on November 25, 2020)

3.2
Amended and Restated Bylaws of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.2 to Maravai Life Sciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.1*
Employment Agreement of William “Trey” Martin, III, effective as of September 30, 2022, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and William “Trey” Martin, III (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.2
Amendment No.1, effective as of September 30, 2022, to the Employment Agreement of Carl W. Hull, dated November 24, 2020, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull (incorporated by reference to Exhibit 10.6 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
_______________

*	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: November 3, 2022