Form 10-K
period 2022-12-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2023-02-28
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ▢
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ▢
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,121.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $28.41 per share.
As of February 21, 2023, 131,785,305 shares of the registrant’s Class A common stock were outstanding and 119,094,026 shares of the registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements which are not strictly historical statements constitute forward looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” “intend,” “plan,” “goal,” “project,” “estimate,” “likely,” or “could” and similar expressions.
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

Part I.
Item 1. Business
Overview
Maravai LifeSciences Holdings, Inc. (also referred to in this document as “Maravai”, “we”, “us” or “the Company”) is a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, and novel vaccines and to support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry consultants, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development spanning research to commercialization and include complex nucleic acids for diagnostic, vaccine and therapeutic applications, and antibody-based products to detect impurities during the production of biopharmaceutical products.
Our businesses principally address high growth market segments in biopharmaceutical development. In particular, the field of cell and gene therapy has emerged as one of the fastest growing treatment modalities to address a host of human conditions. There are more than 2,000 cell and gene therapies in development or launched and sales in this category are expected to grow more than 5 times by 2027, according to industry consultants and management estimates. Our portfolio offers key products for each stage of the cell and gene therapy development lifecycle. For example, our messenger RNA (“mRNA”) products are used in drug development to assist in the production of immune-activating antigens; our CleanCap® technology is used to stabilize mRNA and streamlines mRNA manufacturing; we were one of the first companies to provide the essential modified uridine, N1-methyl-pseudouridine triphosphate, for research applications; our catalog mRNA products are frequently used by lipid developers to test and validate new mRNA delivery platforms; and our plasmid DNA products are used as templates for the production of our ribonucleic acid mRNA products. Our oligonucleotide and oligonucleotide supply products are included in the supply chain of several diagnostic platforms. We also provide biologics safety testing technology used to ensure the safety of the biological drug manufacturing process and drug products. Developers of therapeutics and vaccines, including cell and gene therapies, comprise about 85% of our customer base.
Our proprietary capabilities and products underpin the value we aim to provide to our customers. Among other capabilities, we are experts in RNA and mRNA products, which are challenging and often unstable molecules requiring significant chemical modifications to ensure their stability and efficacy in our customers’ applications. Notably, according to research commissioned by us in November 2021 consisting of over 55 interviews and in November 2022 consisting of 30 additional interviews with our current and former customers, our competitors and industry experts focused across our two ongoing business segments (the “Industry Analysis”), we believe CleanCap is viewed as a leading solution to incorporate the five prime (“5’”) cap into mRNA. CleanCap is a novel chemical approach to produce the 5’ cap analog, which, in addition to making mRNA more stable, aids in protein production and helps prevent an unwanted immune response to the mRNA. CleanCap had been incorporated into several mRNA programs targeting immunization against the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). These programs included two commercial programs led by Pfizer in partnership with BioNTech and one led by BioNTech in partnership with Fosun Pharma, as well as the bivalent booster vaccine developed by Pfizer in partnership with BioNTech to address the Omicron strain of the virus. In addition to these commercialized programs, CleanCap has been incorporated into many earlier stage programs addressing COVID-19 that have not yet been commercialized. Additionally, the U.S. Food and Drug Administration (“FDA”) issued policies on February 22, 2021 to guide medical product developers concerning the development of products to address the future of variants of the COVID-19 virus specifically covering vaccines and therapeutics. We believe this guidance may streamline the future development and approval of mRNA vaccines utilizing our products and that they would likely be incorporated into customer regulatory filings as a result.
We believe our CleanCap products have also been incorporated into vaccine development programs from several of our licensed clients for infectious diseases, including Influenza, lyme disease, malaria, HIV, tuberculosis, shingles, rabies, yellow fever, respiratory syncytial virus (“RSV”) and Zika.
We estimate our mRNA and CleanCap products have also been incorporated in over 250 vaccine and therapeutic programs in development as of December 31, 2022, including at least 60 programs that our mRNA CDMO services group manufactured the mRNA APIs using CleanCap. In addition to infectious diseases, these programs address a number of disease states, including ornithine transcarbamylase deficiency, glycogen storage disorders, Alpha-1 antitrypsin deficiency, acute lymphoblastic leukemia, Hurler syndrome, ovarian cancer and cardiovascular disease. These therapeutic programs also use multiple therapeutic modalities, including CRISPR/Cas-9, transcription activator-like effector nuclease (TALENS), enzyme replacement therapies, allogeneic CAR-T cells and base editing. Should one or more of these programs proceed to commercialization, we believe we will continue to supply our customers and our products will likely be incorporated in customer regulatory filings.
mRNA is at the core of our capabilities. We developed our expertise in mRNA with a belief in its potential as a therapeutic modality. The first clinical trial for an mRNA therapeutic agent occurred in 2016. Now, more than 750 clinical trials are in the pipeline, principally focused on vaccines against viruses and cancer vaccines. With the COVID-19 pandemic, mRNA has shown its potential for more rapid vaccine design and manufacture when compared to traditional techniques involving culturing inactivated virus to elicit an immune response. COVID-19 has helped highlight the potential advantage of mRNA as a treatment modality and directed significant resources to the growing base of knowledge about mRNA. This knowledge is now being directed at future vaccine programs addressing infectious diseases as well as for therapeutic agents for a host of human diseases. We are positioned to serve our biopharmaceutical customers in the fast-growing field of mRNA across a range of clinical programs for a variety of diseases.
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
The nature of our products and their uses require that they be manufactured by highly trained personnel in state-of-the-art facilities following exacting procedures to ensure quality. As of December 31, 2022, approximately 18% of our workforce have earned advanced degrees and all receive rigorous training on our procedures. We manufacture our nucleic acid products at our San Diego, California facility (“Wateridge facility”). The Wateridge facility was purpose-built to address our customers’ needs for critical raw materials manufactured under certain good manufacturing practices (“GMP”) conditions and APIs for investigational use. Our raw material products are manufactured following the voluntary quality standards of ISO 9001:2015. Our GMP-grade raw materials follow ISO 9001:2015 standards, additional voluntary GMP quality standards and customer specific requirements. Our API products are manufactured following the voluntary quality standards of ISO 9001:2015, the International Council for Harmonisation’s GMP Guide, comparable GMP principles for the European Union and customer specific requirements. We believe our products are exempt from compliance with the current GMP (“cGMP”) regulations of the

FDA, as our products are further processed or incorporated into final drug products by our customers and we do not make claims related to their safety or effectiveness. As of December 31, 2022, we had invested $90.9 million in our Wateridge facility. Our other facilities are similarly designed for specific applications with quality systems to match our customers’ requirements. All of our manufacturing facilities meet applicable ISO standards.
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
Nucleic Acid Production (92% of Revenue for the Year Ended December 31, 2022)
We are a global provider of highly modified, complex nucleic acids and related products. We have recognized expertise in complex chemistries and products provided under exacting quality standards. Our core offerings include mRNA, long and short oligonucleotides, our proprietary CleanCap mRNA capping technology, mRNA building blocks and oligonucleotide building blocks. Our offerings address key customer needs for critical components, from research to GMP-grade raw materials and API manufacturing. We market our nucleic acid products under the TriLink BioTechnologies® and Glen Research brands.
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
We offer the following nucleic acid products: mRNA, RNA Capping (CleanCap), oligonucleotides, oligonucleotide inputs, nucleoside triphosphates, custom nucleic acid chemistry and plasmid DNA.
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
Traditionally, the 5’ cap has been added in one of two ways. The cap can be added post mRNA synthesis by an enzymatic process. This enzymatic method has several drawbacks, including the high cost of the capping enzymes as well as the need to perform additional processing steps to the mRNA to remove enzymes and byproducts of the capping reaction. While capping efficiency is usually high, the extra processing steps typically result degradation and mRNA of poorer quality. The second method is to add a synthetic cap analog into the transcription reaction such that the mRNA is transcribed and capped in a single step. Anti-reverse cap analog (“ARCA”) is an example of a cap analog that is added to the transcription reaction. This avoids the workflow challenges of the enzymatic process, but typically results in lower yields.
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
We currently offer several variations of the CleanCap molecule, serving the needs of mRNA and self-amplifying RNA developers. CleanCap is in two quality grades, research use only for discovery and development activities, and a GMP-grade for clinical and commercial applications. CleanCap mRNA products represented 89% of our nucleic acid production revenue for the year ended December 31, 2022 (including the revenue from CleanCap products).
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
Oligonucleotide Synthesis Inputs. Our product offerings through Glen Research include reagents and support supplies for DNA and RNA oligonucleotide synthesis, labeling, modification and purification. We are a reputable and trusted vendor with a large portfolio, quality brand, knowledgeable technical support, and responsive customer service. In addition to oligonucleotide synthesis service providers, our customer base includes life science, biopharma, and diagnostic companies as well as academic institutions and government organizations, all of which internally manufacture their own oligonucleotide products.
Nucleoside triphosphates. Nucleoside triphosphates (“NTPs”) are the precursors to DNA and RNA. They are composed of a nitrogen base bound to either ribose or deoxyribose with three phosphate groups added to the sugar. We manufacture NTPs that are used in polymerase chain reactions (“PCR”), in sequencing reactions and in the manufacture of mRNA. The NTPs can be unmodified, composed of the four standard bases, or modified, with a base altered to enhance a particular biological property, such as the ability to evade the innate immune system in therapeutic applications. TriLink BioTechnologies NTPs are used by customers in both research and clinical trial applications. Our manufacturing capabilities for NTPs now includes both research use and GMP-grade.
Custom Nucleic Acid Chemistry. Through our acquisition of MyChem LLC in the first quarter of 2022, TriLink BioTechnologies expanded its synthetic chemistry expertise and added proprietary manufacturing processes allowing for the highest purity NTP, amidite and custom nucleotide services. We serve a diverse market of diagnostics and therapeutic developers that require novel molecules that are otherwise unavailable on the market. Typically, these molecules are initially manufactured in small quantities, and then scaled to meet the need of larger diagnostic platform or therapeutic applications once positive candidates have been identified by the customer.
Plasmid DNA. Unlike genomic DNA, which constitutes the chromosome, plasmid DNA exists outside the chromosome and represents small circular double-stranded constructs. Plasmid DNA is frequently used as a vector for replicating nucleic acid products. Plasmid DNA is integral to the production of mRNA, serving as the nucleic acid template for the DNA-dependant RNA polymases that frequently are used in the manufacturing of mRNA. Our plasmid DNA offering allows us to ensure the quality and timeliness of the mRNA API manufacturing campaigns that we service for our customers.
Biologics Safety Testing (8% of Revenue for the Year Ended December 31, 2022)
We provide products and services under the Cygnus Technologies®, LLC (“Cygnus Technologies”) brand that ensure the purity of our customers’ biopharmaceutical products, including biological drugs. For over 20 years, the Cygnus Technologies brand has been associated with products and services that enable the detection of impurities present in bioproduction. Our biologics safety testing products are used during development and scale-up, during the regulatory approval process and throughout commercialization. We are recognized globally for the detection of host cell proteins (“HCPs”) and process-related impurities during bioproduction.
Our customers in this segment manufacture a broad range of biopharmaceutical products. These include monoclonal antibodies and recombinant proteins, both as novel biologics and biosimilars, and recombinant vaccines, including vaccines to prevent COVID-19 and to treat cancer. We also provide products in support of the development of cell and gene therapies. Recombinant vaccines and cell and gene therapies rely on manufacturing of various viral vectors produced using recombinant nucleic acid and cell culture technologies. Viral vector manufacturing processes require rigorous analytics, including testing for process-related impurities such as HCPs, host cell DNA, purification leachates, growth media additives and enzymes used in viral vector purification processes. Of all process-related impurities, HCPs present the most complex impurity. Per regulatory requirements, viral vectors used as a component of CAR-T cell therapies or as gene therapies must be produced in certain cell lines, purified and tested for the presence of host cell proteins. All of the 15 existing FDA-and EMA-approved CAR-T Cell and Gene Therapies use Cygnus Host Cell Protein ELISA kits for HCP testing for commercial product lot release. Five of these 15 therapies were approved in 2022.
ELISA is the benchmark method for monitoring levels of process-related impurities during the purification process and in product release testing. The advantages of well-developed ELISA kits include the ability to measure very low levels of impurities in the presence of high amounts of drug product, without requiring a high level of expertise to execute and interpret, and are readily transferable across an organization from process development to manufacturing and quality control bioanalytical groups. Though relatively simple to run, these ELISA kits require a high level of expertise to design, develop and qualify.
Customers establishing biopharmaceutical manufacturing processes may use off-the-shelf or generic HCP kits provided by manufacturers like ourselves, or they may choose to design their own in-house assays for their specific processes. Some customers may choose to use generic assays early in development and migrate to process-specific assays later. The trend in recent years has been for customers to increasingly use generic assays throughout their development pathway, relying on our expertise and the established performance of our assays. If customers choose to develop process-specific assays, we offer custom antibody production and assay development as well as characterization services to meet their needs.
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
Other impurity and contaminant kits. Products in this category include kits for measuring Protein A leachate, which results from the affinity purification method used for monoclonal antibody therapeutic agents; ELISA kits for measuring additives in growth media, such as bovine serum albumin; kits for measuring host cell DNA; ELISA kits to detect and quantify residual endonuclease impurities in recombinant viral vector and vaccine preparations: and ELISA kits to quantify residual AAV2, AAV8, AAV9 ligands resulting from affinity purification method used for adeno associated virus (AAV)-based gene therapies.
Viral Clearance Prediction kits. In 2020, Cygnus Technologies introduced the MockV® Minute Virus of Mice (“MVM”) kit, a novel, proprietary viral clearance prediction tool that includes a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction. The kit enables manufacturers to conduct viral clearance assessments easily and economically and to predict outcomes in-house ahead of costly and logistically challenging live viral clearance studies. In 2022, Cygnus Technologies introduced MockV® RVLP Kit. This kit enables bioprocess scientists to quantify the removal of Retrovirus-like Particles

(RVLPs) produced endogenously by Chinese Hamster Ovary (CHO) cell lines during biopharmaceutical manufacturing. The kit includes a highly purified and concentrated stock solution of RVLP, an actual non-infectious retrovirus-like contaminant generated during CHO production. In the early 1990s, global regulatory agencies such as the FDA realized the prevalence of this particle and became concerned about the retroviral safety of CHO-derived biopharmaceuticals. Since then, the biopharmaceutical industry has relied on CROs to propagate Xenotropic Murine Leukemia Virus (XMuLV) as a model retrovirus to demonstrate effective clearance. With the availability of the MockV® RVLP Kit, biopharmaceutical companies can now independently assess the removal of the original retroviral particle of regulatory concern, derived directly from CHO cells.
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
Products with Outstanding Quality Performance
We believe our products stand out when compared to those of our competitors’ because they present innovative solutions to customer needs, as indicated by the responses to the Industry Analysis, while providing reliable performance and quality. CleanCap, for example, offers advantages over competing capping technologies in yield, stability and safety. Our oligonucleotides address complex chemistry challenges, which we believe few competitors can address. The results of the Industry Analysis indicate that our HCP ELISA kits have defined the market for impurity detection and we believe they have become a de facto standard in biologics safety testing.
Trusted Brands
Our TriLink BioTechnologies, Glen Research, and Cygnus Technologies brands are well known in their respective markets for consistent quality and performance. This brand recognition has been earned over decades. Our manufacturing processes, quality standards, technical support and high-touch customer service ensure that we maintain the reputation of our brands.
State-of-the-Art Manufacturing Facilities
Our biopharmaceutical customers manufacture their products to meet stringent quality standards under strict regulatory guidelines and expect their critical suppliers to meet their exacting requirements. Our customers further expect that we have the production capacity to meet their needs in a timely manner. As of December 31, 2022, we had invested approximately $90.9 million into our flagship Wateridge facility and its five dedicated manufacturing suites to produce materials under GMP conditions, along with the required quality systems to meet requirements specified by our customers. Additionally, this investment in our Wateridge facility allows us to meet our customers demand for our nucleic acid products, including

CleanCap. We similarly invest in our other sites to ensure we meet our customers’ expectations. Throughout 2022 we invested in additional facilities that we expect to bring online operationally in 2023, including 1) an additional facility in San Diego, California to further support GMP-grade manufacturing and to support customers into Phase II clinical trials and beyond, and 2) a new state of the art facility in Leland, North Carolina to further support the Biologics Safety Testing business. We believe that the capacity to manufacture to stringent biopharmaceutical standards is constrained within the industry and our ability to meet this demand sets us apart from our competition.
Experienced Leaders and Talented Workforce
Our management includes experienced leaders with demonstrated records of success at Maravai and other highly regarded industry participants. In addition, as of December 31, 2022, approximately 18% of our workforce have earned advanced degrees and all receive rigorous on the job training. We believe the quality of our personnel is critical to ensuring the collaborative, long-standing relationships we maintain with many of our customers.
Our Markets
We participate in two distinct market segments: nucleic acid production and biologics safety testing, which, according to industry consultants, together represented approximately $15.2 billion in annual spending in 2022. Of that combined market, we estimate our addressable portion represents approximately $3.7 billion. Our businesses principally address high growth market segments in biopharmaceutical development. In particular, the field of cell and gene therapy has emerged as one of the fastest growing treatment modalities to address a host of human conditions. There are more than 2,000 cell and gene therapies in development or launched and sales in this category are expected to grow more than five times by 2027, according to industry consultants and management estimates.
While we expect near-term declines in overall market demand for COVID-related products, we expect to benefit from favorable industry dynamics in our broader market segments and specific growth drivers in our addressable market segments.
Biopharmaceutical customers are increasingly relying on outside parties to provide important raw material inputs and services for their clinical research and manufacturing, a development driving growth for suppliers with unique capabilities, high quality and the ability to manufacture at a relevant scale to support customer programs. We believe that suppliers like ourselves, with this rare combination of capabilities, proprietary products and the required investment in manufacturing and quality systems, are benefiting from rapid growth as biopharmaceutical customers seek to partner with a small number of trusted partners.
In addition to the continued trend toward outsourcing, several market developments should contribute to long-term growth in our addressable market segments, including:
•Pivot toward mRNA vaccines and therapeutics for non-COVID indications has been accelerated in part by COVID-19. The first two vaccines approved for use in combating the COVID-19 pandemic were mRNA vaccines, including the vaccine developed by Pfizer and BioNTech which uses our CleanCap product. Our CleanCap product is also incorporated into the bivalent booster vaccine developed by Pfizer and BioNTech. The mRNA platforms are gaining prominence as a result of their fast development time, lower relative manufacturing costs and proven safety profile. Pfizer and BioNTech are now developing a combined COVID-19 and Influenza vaccine that has been placed into a designation that can “fast-track” a regulatory decision by the FDA. In addition to the COVID-19 vaccines, mRNA technology is being investigated for a spectrum of other infectious diseases as well as cancer vaccines, including personalized medicine vaccines. We expect research in other mRNA vaccines to experience increased growth as research conducted for COVID-19 diffuses more broadly into other vaccines and therapies. RNA expertise is highly specialized, and customers seek partners with our expertise to provide these complex products. A small number of providers, like ourselves, with a successful track record for COVID-19, can provide this level of RNA capability.
•Rapid growth in development of cell and gene therapies. Five new cell and gene therapy approvals (Carvykti, Roctavian, Upstanza, Hemgenix, Adstiladrin) were all granted FDA or EMA approval in 2022 and have added clinical credibility to cell and gene therapies. Our internal analysis, supported by third-party research, projects that by 2027, 40-50% of the mRNA pipeline assets will be for in vivo gene editing and ex vivo gene-edited cell therapies. We support the development of cell and gene therapies by providing products used in gene editing and cell therapy research. For example, our host cell protein assays are used during the manufacturing of viral vectors and plasmid DNA. Further, we participate by providing the critical high quality synthetic guide RNA and mRNA that encodes for gene-editing enzymes, such as Cas9 that are used in vivo gene editing and ex vivo gene-edited cell therapies.
•Large and growing pipeline of protein-based therapeutics. In addition to cell and gene therapies, an increase in protein-based therapies is driving the need for impurity testing during process development and manufacturing from our Biologics Safety Testing business. Classical biologics are evolving to be expressed in vivo via mRNA. Our analysis suggests that therapeutic proteins and protein replacement may represent as much as 25% of the mRNA pipeline by 2027. We are well positioned to leverage our service capabilities and deep understanding of mRNA biology to serve our customers’ needs to express these large, complex, peptide-based molecules.
Nucleic Acid Production Market
The nucleic acid production market includes the production and synthesis of reagents for research and manufacturing of DNA and RNA-based biologics. Nucleic acid production was an $11.0 billion market in 2022. Market growth generally accelerated in recent years until the middle of 2022 due to continued innovation in cell and gene therapy, including mRNA therapeutics and synthetic biology approaches, and particularly as a result of mRNA manufacturing of COVID-19 vaccines.
The field of mRNA-based drugs and vaccines has advanced dramatically within a few short years. Capacity to manufacture these products when approved, however, remains in short supply. Providers of technical expertise and manufacturing capabilities, like ourselves, with the facilities and quality systems demanded by biopharmaceutical customers, benefit from the demand created in the mRNA category.
Biologics Safety Testing Market
The biologics safety testing market includes the detection and clearance of downstream bioprocessing product-related and process-related impurities. Biologics safety testing is a $4.2 billion market in 2022. We participate in the HCP and other process related impurities and viral contamination segments of this market for biopharmaceutical vaccine and therapeutics manufacturing. The growth in this market is driven by continued growth of biologics and biosimilars, viral vector manufacturing for rapidly-growing CAR-T and gene therapy modalities, and increased outsourcing of process development.
Our Strategy
Our customers strive to improve human health. Our goal is to provide them with products and services to accelerate their development efforts, from basic research through clinical trials and ultimately to commercialization for therapeutics, diagnostics and vaccines.
Supporting Biopharmaceutical Customers from Discovery Through to Commercialization
Our customers include both emerging and established biopharmaceutical leaders developing novel drugs, therapeutics, diagnostics and vaccines. Emerging biopharmaceutical customers frequently seek the support we can offer in our state-of-the-art facilities under our stringent quality standards, with the capabilities that result from the capital and process investments we have made over the last several years. We are capable of manufacturing reagents from research-grade to GMP-grade, which often exceeds the in-house capabilities of our pre-commercial customers. The results of the Industry Analysis indicate that our emerging and established customers also seek us out for our leading capabilities in nucleic acid chemistries and process control assays. We have expertise in complex chemistries, especially in highly modified nucleic acids and mRNA, and we believe we are a leader in applying these capabilities to the development of vaccines and therapeutics. We further support our customers as they transition from product development to commercialization by providing critical raw materials for their drugs. A core component of our strategy is the continued investment in facilities, quality standards and products and services that allow us to support our customers through the entire life cycle of their drugs.
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
Acquiring Leading Life Sciences Businesses and Supporting Their Continued Development
We built our business by acquiring established and emerging companies with strong scientific foundations in our target markets and investing in their systems, processes and people to accelerate their growth and expand their technologies. Going forward, we may pursue strategic acquisitions that we believe meet, or could meet after being acquired and expanded, the following criteria:
•address our core target markets;
•have a demonstrated adherence to high quality standards;
•be leaders in their market niche(s);
•have differentiated or proprietary products and processes that provide clear value to our biopharmaceutical and other customers; and
•have a track record of attractive rates of growth and compelling returns on invested capital.
Our acquisition strategy is to invest significantly in our acquired businesses. We strive to rapidly integrate their quality, human resources, information and financial systems into our shared services. All of our companies share a common enterprise resource planning system, and we implement our financial controls and reporting systems soon after acquisition. We seek opportunities to invest in their facilities and personnel to provide an operating foundation for growth. We also augment their commercial capabilities through a combination of sales and marketing resources dedicated to each business, supported by our global marketing infrastructure.
We will continue to seek a balance between driving growth organically and inorganically through acquisitions.

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
Our commercial function includes direct sales, marketing, customer service, technical support and distributor management. We serve customers through direct sales in each business segment, with a primary focus on our biopharmaceutical and large diagnostics and commercial customers. We serve our academic customers via web, email and phone ordering as well as through key partnerships where our reagent products are included in their mRNA kits. We support all customers with live technical support and customer service.
We address customers outside the United States with a combination of direct sales and distributors. We serve many of our biopharmaceutical customers, especially in our nucleic acid production segment, via direct sales worldwide. Our distributors also sell our products in over 45 countries and provide customer service and local sales and marketing.
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
For mRNA capping analogs, we compete principally with Thermo Fisher Scientific, Aldevron (a subsidiary of Danaher), and New England BioLabs, who offer alternatives to CleanCap with enzymatic capping solutions. Many biopharmaceutical companies produce capping solutions in-house using enzymatic or ARCA processes. However, given CleanCap’s high yield and process efficiency, many customers who previously insourced these processes have begun to partner with us. Based on the Industry Analysis, we believe our products and services are more effective than those of our competitors. Deep scientific expertise, intellectual property protection and specialty equipment serve as barriers to entry in this space.
For our mRNA offerings, we compete with Aldevron Patheon, eTheRNA, Lonza, Catalent, and Samsung Biologics, among others. Based on the Industry Analysis, we believe we have a reputation for our expertise in the RNA space with talented scientists who are constantly pushing the frontier of RNA science. This scientific expertise and the required high-cost equipment serve as barriers to entry. In addition to our expertise, we believe our GMP cleanroom manufacturing process differentiates us from competitors.
For custom oligonucleotides, we compete with a number of manufacturers. Custom oligonucleotide providers include those that provide complex, highly modified oligonucleotides and those that provide less complex offerings. In the custom oligonucleotide space, complexity is based on the length of the sequence and level of modification to the phosphate backbone. Large manufacturers like Integrated DNA Technologies, Thermo Fisher Scientific and EMD Millipore Corporation (“Millipore Sigma”) serve less complex customer needs while we, LGC Biosearch Technologies and GenScript Biotech Corporation serve more complex customer needs. In the custom oligonucleotide market, we have a reputation for accepting complex orders and delivering high purity products that reduce researcher re-work and save money. Quick turnaround times and the ability to produce at scale are essential requirements in this segment.
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
Biologics Safety Testing
For drugs in early development, we compete against other bioprocess impurity kit providers such as BioGenes (“BioGenes”) or Enzo Life Sciences (“Enzo”). Competitors generally offer fewer expression platforms (generally between one and three)

compared to our offering of 23 expression platforms and over 75 different impurity detection kits. As a drug successfully moves forward to validation and approval stages, a customer may either continue with an off-the-shelf kit or they may begin the process to develop a custom assay that is tailored to meet their specific host cell and manufacturing process needs. During the entire drug development process, and especially during this decision, we are partners with the manufacturer and provide our expertise to help them make the best bioprocess quality control and testing-related decisions.
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
The BTI Biosearch Dyes Agreement was originally in effect for a term of two years and is now in a series of annual year-to-year renewals. Either party has the right to opt-out of such renewals upon ninety (90) days’ notice prior to the next renewal. Either party can terminate the agreement for convenience at any time on six months’ written notice. Either party can terminate the agreement for the other party’s uncured material breach or insolvency.
Manufacturing and Supply
We occupy facilities in San Diego, California, Southport, North Carolina and Sterling, Virginia.
Our Wateridge facility in San Diego is engaged in the manufacture of reagents. The facility was designed and built by us in conjunction with the building owner to contain fully functional chemical and biological manufacturing operations from material receiving to product distribution and has its own loading dock, manufacturing gas delivery system, solvent delivery and waste system, ISO 8 and ISO 7 designated customer manufacturing suites and integrated building management systems for required site control.
We continue to invest in our Wateridge facility with recent expansions allowing for the manufacture of plasmid DNA and creation of ISO Class 8 and ISO Class 7 clean rooms providing for an expansion of the scale at which we can manufacture CleanCap and NTPs, supported by a pilot plant for development of large-scale manufacturing processes. This investment has allowed us to substantially increase our capacity for nucleic acid production and specifically CleanCap meeting the demand from our customers without interruption or constraints.
In addition to the Wateridge facility, throughout 2022 we invested in an additional facility in San Diego. California (the “Flanders San Diego Facility”) that we expect to occupy in 2023. The new Flanders San Diego Facility will provide us with additional GMP manufacturing capacity and provide us the optionality downstream to manufacture materials beyond current quality requirements for mRNA raw materials, including CleanCap. The Flanders San Diego Facility will include the introduction of integrated manufacturing systems, quality of water improvements from Reverse Osmosis De-ionized grade water to WFI (“Water For Injection”), which is pharmaceutical grade water, and other facility infrastructure investments to support potential customer needs related to quality. These investments will also support an additional increase to batch run sizes and overall throughput.
In 2022, we secured additional office, warehouse and light lab space in San Diego for the primary purpose to relocate our sales, general and administrative employees. We also assumed a lease from our MyChem acquisition and have repurposed the facility as a small R&D lab.
Our Southport, North Carolina operations are engaged in the manufacture and processing of antibody and HCP ELISA kits. The operations include laboratory, manufacturing, bottling, shipping and waste handling capabilities. In 2023, our Southport operations will relocate to a new state-of-the-art facility in Leland, North Carolina. This new facility more than doubles our operational square footage to support current and future growth. The fully customized design will provide room for a Mass Spectrometry Center of Excellence and specialized cell culture facilities. It will significantly increase our cold storage capacity while providing other R&D, laboratory and automation upgrades. Extensive process flow analysis has been incorporated into the facility design to optimize and enhance both our manufacturing and kit packaging operations.
Our Sterling, Virginia facility was designed to perform quality control, aliquoting, packaging and shipping and houses the appropriate space and systems.

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
Other Regulatory Requirements
Environmental laws and regulations. We believe that our operations comply in all material respects with applicable laws and regulations concerning environmental protection. To date, there have been no material effects upon our earnings or competitive position resulting from our compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment. Our capital and operating expenditures for pollution control in 2022 and 2021 were not material.
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
The following granted patents relate to our CleanCap products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	10494399	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10519189	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10913768C1	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11414453	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3352584	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2016328645	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	6814997	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7082174	Compositions and methods for synthesizing 5′-Capped RNAs	2036
The following patents relate to our MockV related products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	9632087	Methods for evaluating viral clearance from a biopharmaceutical solution employing mock viral particles	2034
United States	10309963	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
Europe	3044339	Methods and kits for quantifying the removal of mock virus particles from a purified solution	2034
Australia	2014320015	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
China	105899684	Methods and kits for quantifying pseudoviral particles removed from purified solution	2034
Japan	6549126	Methods and kits for removal of mock virus particles from a purified solution	2034
Trademarks. Our trademark portfolio is designed to protect the brands of our current and future products and includes U.S. trademark registrations for our company name, Maravai LifeSciences, subsidiary names Cygnus Technologies and TriLink Biotechnologies and various product names, such as CleanCap and MockV.
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
Human Capital Management
Operating a sustainable business begins with our people. As of December 31, 2022, we had over 610 full-time employees. Among our employees, 46% identified as female, 54% identified as male and 55% identified as ethnically or racially diverse. Approximately 18% of our employees have earned advanced degrees and all employees receive rigorous on the job training. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We offer a highly competitive compensation and benefits program to attract and retain top talent. We believe it is important for our employees to have an ownership stake in our company, so all eligible employees receive equity awards under our 2020 Omnibus Incentive Plan and have the opportunity to purchase stock at a discount under our 2020 Employee Stock Purchase Plan.
At Maravai, our success hinges on our ability to attract, engage, develop and retain a talented and diverse team who share our core values and mission to enable the miracles of science. Our talented employees drive our mission and help shape our culture, which plays an invaluable role in our execution at all levels in our organization. Our culture reflects our shared core values which we believe contribute to our success and the continued growth of our organization. We use our core values in candidate screening and performance management to help reinforce their importance in our organization.
Our mission and core values are coded into our culture and help guide our path forward. We define our company culture and guiding principles with a simple acronym for how we conduct ourselves and service our clients: CODE.
•Connected — believing in people, trust and collaboration.
•Open — embracing ideas and perspectives for better outcomes.
•Driven — finding a better way, always.
•Empowered - valuing integrity and accountability in everything we do.
Our human capital management strategy oversees culture, talent acquisition, compensation and benefits, employee engagement, training and development, health and wellness and diversity, equity and inclusion. In 2022, we made strategic advancements in each of these areas to help ensure our workforce is aligned with our mission and values. For example, we implemented a new global applicant tracking system that enables us to better organize, track and engage with candidates throughout the recruitment and hiring process. We also launched a comprehensive, five-day orientation program for new employees called “Foundations,” which includes informational sessions with leadership and more than twenty hours of self-directed training.
As part of our efforts to enhance our company culture, we have dedicated personnel focused on our diversity, equity and inclusion strategy and launched our first employee resource group, Women in Leadership, and proud to have an executive leadership team that is 50% women. To improve the quality of our colleagues’ experience at Maravai, we measured various levels of engagement through a company-wide survey and received an average participation rate of 91%. We use the results from our survey to develop action plans that we can incorporate into our human capital management strategy.
As a leading life sciences company. we are committed to the health, safety and well-being of our employees. All employees exposed to potential hazards are required to complete annual health and safety training, including laboratory chemical safety, hazard communication and hazardous waste management. In 2022, we continued to strengthen our comprehensive environmental, health and safety management system, which includes an online incident reporting platform across all company sites. Additionally, we have implemented incident intervention services which include telemedicine for some of our locations. Through our employee assistance program, employees and their families are offered up to three sessions with licensed counseling professionals at no cost to the employee and have on-demand access to additional online resources.
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
•The extent and duration of our revenue associated with COVID-19-related products and services are uncertain and are dependent, in important respects, on factors outside our control.
•Changes in economic conditions could negatively impact our revenue and earnings.
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
•Our commercial success depends on the market acceptance of our life science reagents. Our reagents may not achieve or maintain significant commercial market acceptance.
•Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•Ongoing geopolitical instability and the resulting economic disruption may negatively impact our business, operations and financial condition.
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
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of COVID-19 vaccines. While our results of operations and cash flows have been positively impacted by a strong demand for our proprietary CleanCap analogs and ongoing demand for highly modified RNA products, particularly mRNA, the evolving nature of the COVID-19 pandemic and the resulting global public health response will affect the continued demand for our COVID-19 related products and services, which have comprised the majority of our revenue for the past three years. For the years ended December 31, 2022, 2021 and 2020, we estimate that revenue from COVID-19 related products and services represented approximately 67.9%, 69.7% and 35.4%, respectively, of our total revenues. The ongoing manufacture and supply of COVID-19 vaccines (including bivalent booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants; regional resurgences of the virus globally; the rate at which the population globally becomes vaccinated against COVID-19; the development and availability of antiviral therapeutic alternatives; the lapsing of the public health emergency declaration made pursuant to Section 319 of the Public Health Service Act in January 2020 with respect to the COVID-19 pandemic; and political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines. As the supply and manufacture of COVID-19 vaccines by our customers slows, or becomes no longer necessary, including if COVID-19 vaccines by our customers’ competitors are determined or perceived to be more effective, we expect that demand for our COVID-19 related products and services will significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
Changes in economic conditions could negatively impact our revenue and earnings.
Our reagents are sold primarily to biopharmaceutical and academic organizations developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our biologics safety testing customers are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies, which largely serve the biopharmaceutical industry. Our nucleic acid production customers are largely vaccine and therapeutic drug makers or diagnostics manufacturers, which rely in part on government healthcare-related policies and funding. As a result, changes in government funding for certain research, decreases in or the imposition of limits on government spending more generally (including as a result of the U.S. federal debt ceiling), or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. In particular, if the U.S. Congress fails to increase the U.S. federal debt ceiling, reimbursements we are eligible to receive under the Cooperative Agreement we entered into with the U.S. Department of Defense may be jeopardized, which would negatively affect our business, operations and financial condition
Currently, the U.S. and global economies are experiencing ongoing macroeconomic challenges, including labor shortages, supply chain disruptions and historic rates of inflation, which have led to increasing interest rates, volatility in the capital and credit markets, and fiscal and monetary policy uncertainty. Our business operations, as well as our customers’ and suppliers’ business operations, have been impacted, and are expected to continue to be impacted, by these negative conditions. In particular, labor shortages and wage inflation have affected our ability to hire, develop and retain our talented and diverse workforce, to maintain performance levels (especially cost and schedule), and to maintain our corporate culture. Further, if our raw material and other laboratory material suppliers experience operational challenges as a result of labor shortages, limited material availability, logistics delays and transportation capacity constraints, or are unable to access adequate capital to support their working capital requirements, they may be unable to provide raw materials or other laboratory materials to us in a timely manner or at a reasonable cost, which could adversely affect our profit margins and results of operations.
Additionally, demand for our products and services could be adversely impacted if these ongoing macroeconomic challenges cause customers to reduce their operating budgets, adversely impact our customers’ ability to commit funds to purchase our products, or otherwise cause customers to delay, cancel, decrease or forego purchases of our products and services. Further, since the majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice, this may require us to carry excess inventory to manage through unevenness in order activity and lead to unanticipated fluctuations in our quarterly revenue and earnings. If we are not able to forecast and adequately manage through changes in our customers’ order requirements, our productivity, profitability, results of operations, cash flows and financial position could be negatively impacted. Further deterioration or a protracted extension of these negative macroeconomic conditions, a potential economic downturn or recession, or a significant reduction or delay in governmental funding as a result of U.S. federal budget issues, or the perception that any of these events may occur, could cause a decline in demand for our products and services and adversely affect our performance and result in declines in our revenue and earnings.
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
Gene therapy and nucleic acid vaccines remain relatively new and are under active development, with only a few gene therapies and nucleic acid vaccines, including those for COVID-19, approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or nucleic acid vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. Following the release of nucleic acid COVID-19 vaccines, including those that incorporate our CleanCap® products, segments of the population have criticized their safety and efficacy impacting vaccine demand. In addition, ethical, social, legal and financial concerns about gene therapy and nucleic acid vaccines, including COVID-19 vaccines, could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. Our customers’ use of our products and services in therapeutic and vaccine development programs for other (non-COVID-19-related) indications could be impacted by more restrictive regulations or negative public perception, which could negatively affect our business prospects, revenue and results of operation.
We are dependent on our customers’ spending on and demand for outsourced nucleic acid production and biologics safety testing products and services. A reduction in spending or demand could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
The success of our business depends primarily on the number and size of contracts with our customers, primarily pharmaceutical and biotechnology companies, for our products and services. As discussed above, during the COVID-19 pandemic we benefited from a significant increase in demand for our products and service, including our proprietary CleanCap® analogs that are used by our customers in the production of COVID-19 vaccines, and more generally, as a result of the continued growth of the global biologics market, increasing research and development budgets of our customers and a greater degree of outsourcing by our customers. A slowing or reversal of any of these trends, including a decrease in the amount of COVID-19 vaccines manufactured or supplied by our customers, could have a significant adverse effect on the demand for our products and services.

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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
•demand from our largest customers for COVID-19-related products and services (which currently comprise a significant percentage of our revenue and orders) may not meet our expectations regarding volume and price in any given time period;
•the level of demand for our other (non-COVID-19-relate) products and services, which may vary significantly;
•our ability to increase penetration in our existing markets and expand into new markets;
•our customers accelerating, canceling, reducing or delaying orders as a result of developments related to their pre-clinical studies and clinical trials;
•the relative reliability and robustness of our products and services;
•changes in governmental regulations or the regulatory posture toward our business;
•the volume and mix of the products and services we sell;
•changes in the production or sales costs related to our products and services;
•the ongoing success of our newer products, such as our CleanCap® and mRNA products;
• the rate of introduction of other new products or product enhancements by us or others in our industry;
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
•difficulties encountered by our commercial carriers in delivering our products, whether as a result of external factors such as weather or negative macroeconomic conditions or internal issues such as labor disputes;
•general market conditions and other factors outside of our control, such as natural disasters, geopolitical unrest, war, terrorism, public health issues (including the ongoing COVID-19 pandemic) or other catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
The COVID-19 pandemic led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the spread of COVID-19, we restricted access to our facilities mostly to personnel and third parties required to perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that many of our personnel work remotely. In the event that government authorities are willing to reimplement restrictions in response to a new variant of concern or increased infection rates, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing facilities and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•reductions in productivity of our customers in certain countries or regions due to government-mandated shutdowns and quarantines, such as China’s Zero Covid Policy; and
•increased competition as quarantines and shelter-in-place orders are lifted by governments in regions where our competitors, particularly international competitors, are located.
Any of these factors could severely impact our research and development activities, manufacturing business operations and sales or delay necessary interactions with local regulators, third-party vendors and other important contractors and customers.
The extent to which the current or any future pandemic may negatively impact our consolidated operations and results of operations or those of our third-party manufacturers, suppliers, partners or customers continues depend on future developments. The factors that could cause such adverse impact include: the severity and duration of the pandemic; the emergence of new virus variants; lack of demand for vaccines; the U.S. economy and global economy, including impacts resulting from supply chain constraints and inflationary pressures; and the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such pandemic and associated economic disruptions.
Ongoing geopolitical instability has resulted in economic disruption and uncertainty, which may negatively impact our business, operations, and financial condition.
Russia’s military invasion of Ukraine in late February 2022 further exacerbated ongoing inflationary pressures, supply chain issues, and volatility in credit and capital markets, and caused other market disruptions. Additionally, the United States, the European Union and other countries have levied sanctions against Russia and certain other countries, regions, and individuals as a result of Russia’s military actions in Ukraine, and Russian has imposed its own sanctions and threatened further retaliatory actions. The aforementioned factors have caused damage and disruption to international commerce and the global economy, and a protracted conflict between Russian and Ukraine, any escalation of said conflict (including the spread of the conflict to other countries in Europe), or additional geopolitical turmoil (such as a further degradation of China-Taiwan relations or trade relations between China and the United States), could worsen economic and financial markets and international relations.
Such geopolitical instability could create supply disruptions and logistics restrictions that increase our costs, have a detrimental effect on our ability to manufacture, sell and ship our products, and impede our ability to collect payments and support customers in certain regions. Furthermore, the global economy and financial and capital markets could also be further adversely affected, resulting in instability and lack of liquidity in capital markets, which could also negatively impact the value of our stock or our ability to obtain equity or debt funding.
In addition, there are other challenges, difficulties, and risks with respect to the way we conduct our business and operations, generally, that we may experience as a result of continued or increased geopolitical turmoil. For example, the ongoing Russia-Ukraine military conflict may create an increased risk of cybersecurity attacks, including by or at the direction of the Russian government, in response to financial and economic sanctions and import and/or export controls imposed on Russia by the United States and others. While at this time, to the best of our knowledge, we do not believe we have experienced any such cyberattacks, we may not be able to address any such cybersecurity threats proactively or implement adequate preventative measures, and prompt detection and remediation of any such disruption or security breach may be difficult, if not impossible.
The foregoing factors could negatively affect our business, operations and financial condition, though we are unable to predict the extent or nature of any such impacts at this time. Any such disruptions may also increase the impact of other risks described herein, both with respect to their severity and frequency.
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
We rely upon our internal manufacturing, packaging and distribution operations to produce many of the products we sell and our warehouse facilities to store products pending sale. Any significant disruption of those operations for any reason, such as labor disputes or social unrest, power interruptions, fire, hurricanes, a pandemic (including the ongoing COVID-19 pandemic), earthquakes or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business and results of operations. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk.
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
We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms, for reasons including rising interest rates and continued volatility and uncertainty in the U.S. and global capital and credit markets. Our credit agreement also contains a number of restrictive covenants that impose significant restrictions on our ability to make acquisitions or certain other investments, as well as to incur additional indebtedness to finance such acquisitions or other investments. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our shareholders.

If we are unable to continue to hire and retain skilled personnel, we will have trouble developing and marketing our products and services.
Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management and marketing personnel, who deliver high-quality and timely services to our customers and keep pace with cutting-edge technologies and developments in biologics. We face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources and who may use these resources to pursue personnel more aggressively than we are. Additionally, certain highly skilled personnel that we seek to employ may be subject to non-competition or other restrictive covenants restricting their ability to work for us or within certain aspects of our business for a period of time. Although some jurisdictions (including the State of California) prohibit non-competition agreements as a matter of law, and the U.S. Federal Trade Commission has issued a notice of proposed rulemaking that would prohibit employers in the U.S. from using non-compete agreements, if we hire certain employees from competitors or other companies, those former employers may attempt to assert that these employees and/or we have breached certain legal obligations, resulting in a diversion of our time and resources.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In recent years, recruiting, hiring and retaining employees with expertise in our industry and in the geographies where we operate has become increasingly difficult as the demand for skilled professionals has increased and as a result of labor shortages believed to have resulted from actions taken during the onset of the COVID-19 pandemic, but which are expected to continue beyond the near-term. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and services and our business, financial condition, results of operations, cash flows and prospects.
Our commercial success depends on the market acceptance of our life science reagents. Our reagents may not achieve or maintain significant commercial market acceptance.
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
Addressable market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. These estimates and forecasts are based on a number of complex assumptions and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from existing products and services and the development of new products and services. Our estimates and forecasts relating to the size and expected growth of our markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all.
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
We have made in the past, and may make in the future, selected opportunistic acquisitions of complementary businesses, products, services or technologies. In January 2022, we acquired MyChem LLC, a provider of proprietary, ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets to complement our nucleic acid business and in January 2023, we completed the acquisition of Alphazyme, LLC, an original equipment manufacturer provider of custom molecular biology enzymes, servicing customers in the genetic analysis and nucleic acid synthesis markets to complement our nucleic acid production business. However, we may be unable to continue to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital, particularly during a period of disruption and volatility within the global capital and credit markets.
Any acquisition involves numerous risks, uncertainties and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, results of operations, cash flows and prospects:
•difficulties in integrating new operations, systems, technologies, products, services and personnel of acquired businesses effectively and in a timely manner;
•difficulties in implementing and maintaining controls, procedures and policies with respect to our financial accounting systems, including disclosure controls and procedures and internal control over financial reporting, at acquired businesses that, prior to the acquisition, had lacked such controls, procedures and policies;
•lack of synergies or the inability to realize expected synergies and cost-savings, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;
•difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•difficulties in managing geographically dispersed operations, including risks associated with entering new or foreign markets in which we have no or limited prior experience;
•underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•the potential loss of key employees, customers, contractual relationships, and strategic partners of acquired companies;
•declining employee morale and retention issues affecting employees of businesses that we acquire, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired business;
•claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•the assumption or incurrence of historical liabilities, obligations and expenses of the acquired business, including unforeseen and contingent or similar liabilities that are difficult to identify or accurately quantify, or other litigation-related liabilities and regulatory actions;
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
•the assumption of certain collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us;
•disruption of our ongoing operations, diversion of management’s attention and company resources from existing operations of the business, and the dedication of significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal and information technologies;
•the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
•the need to later divest acquired assets at a loss if an acquisition does not meet our expectations;
•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property; and
•difficulties relating to operating with increased leverage and incurring additional interest expense as a result of financing acquisitions with additional indebtedness, which could make us more vulnerable to downturns.

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
Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that changes in laws or certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. As a result, following any such ownership change, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change. In addition, under the 2017 Tax Cuts and Jobs Act (“TCJA”), tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was signed into law and changed certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, but the 80% limitation applies to tax years beginning after December 31, 2020. As such, we may not be able to realize a tax benefit from the use of our NOLs.
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
Revenue from our largest customers were 63.7%, 68.1% and 34.3% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue. See also “—The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.”
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
Certain of our raw materials are sourced from a limited number of suppliers and some materials, including a proprietary DNA reagent, certain packaging materials, specific cell lines for Cygnus Technologies’ operations and certain raw materials used in our nucleic acid production products, as well as those raw materials sold under the Glen Research brand, are sole sourced. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Since the onset of the COVID-19 pandemic, global supply chains have faced challenges, including material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and these challenges have been exacerbated by the ongoing macroeconomic conditions as discussed above. Any interruption of our supply chain could significantly affect our business, financial condition, results of operations, cash flows and prospects. While we may identify other suppliers, raw materials furnished by such replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. There can be no assurance that we will be able to secure alternative materials and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in obtaining raw materials, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.
We depend on a stable and adequate supply of quality raw materials from our suppliers, and price increases or interruptions of such supply could have an adverse impact on our business, financial condition, results of operations, cash flows and prospects.
Our operations depend upon our ability to obtain raw materials at reasonable prices. Cost and wage inflation, ongoing supply disruptions and logistics capacity constraints have increased, or may increase, our costs to manufacture and distribute our products and services. If we are unable to obtain the materials we need at a reasonable price due to inflationary pressures or other factors, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations.
Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of raw materials going forward. Our suppliers may not be able to keep up with our pace of growth or may reduce or cease their supply of raw materials to us at any time. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations or comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of raw materials supplied to us. Some of our suppliers are based overseas and therefore may need to maintain export or import licenses. If the supply of raw materials is interrupted, due to ongoing supply chain disruptions or other factors, our business, financial condition, results of operations, cash flows and prospects may be adversely affected.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally identifiable information (“PII”), which among other things, imposes certain requirements relating to the privacy, security and transmission of certain individually identifiable information.
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
Many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Further, the California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), amended the CCPA. Amongst other things, the CPRA and eliminated the “employee exemption” under the CCPA, makes a distinction between “personal information” and “sensitive personal information,” imposing heightened protections for “sensitive personal information,” and brings business-to-business transactions under its purview. These laws and others like it are yet to be tested and may subject us to increased regulatory scrutiny, litigation, and overall risk. Further, there is discussion in Congress of a new federal data protection and privacy law to which we would become subject, if it is enacted.
Various foreign countries in which we operate also have, or are developing, laws that govern the collection, use, disclosure, security and cross-border transmission of personal information. For example, in the European Union (the “EU”) and the United Kingdom, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (“GDPR”), in addition to other applicable laws and regulations. The GDPR came into effect in May 2018,and has resulted in, and will continue to result in, significantly greater compliance burdens and costs for companies like us. Any data security breach could require notifications to the data subject and/or owners under U.S. federal, U.S. state, and/or international data breach notification laws and regulations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.
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
We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products and services to meet customer needs created by those regulations. The U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that could significantly affect the drug development process, research and development costs and the pricing and reimbursement for pharmaceutical products, and also may increase the likelihood of legislative or regulatory changes that could impact us or our business operations. Any significant change in regulations could have an adverse effect on both our customers’ business and our business, which could result in reduced demand for our products and services or increases in our expenses. For example, we provide products and services used for basic research, raw materials used by biopharmaceutical customers for further processing, and active pharmaceutical ingredients used for preclinical studies and clinical trials.
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
We engage in business globally, with approximately 62%, 60% and 47% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively, coming from outside the U.S. In addition, one of our strategies is to expand geographically, both through distribution and through direct sales. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.
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
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, government regulators and other market participants. In particular, these constituencies are increasingly focusing on environmental stewardship, including climate change, water use, deforestation, waste, and other sustainability concerns, as well as diversity and inclusion, workplace conduct, support for local communities, and other human capital and social issues.
There is no guarantee that any ESG or sustainability goals set forth in our ESG initiatives will be achieved on the desired timeframe or at all, and the achievement of any such goals may require the incurrence of additional costs or the implementation of operational changes, any of which could adversely affect the Company’s results of operations.
Additionally, changes in legal and regulatory requirements related to ESG have been issued in the E.U., its Member States and other countries, particularly with respect to climate change, emission reduction and environmental stewardship in the U.S., amongst other regulatory efforts, the SEC has proposed rules to enhance and standardize climate-related disclosures in public company filings. We expect legal, regulatory and reporting requirements related to ESG matters to continue to expand globally and increase our costs of compliance.
If we are unable to meet our ESG initiatives or evolving investor, industry, or customer expectations and standards, or we are perceived to have not responded adequately on any number of ESG matters, we risk damage to our brand and reputation, adverse impacts to our ability to secure government contracts, decreased desirability of our common stock to investors, or limited access to capital markets and other sources of financing.

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
The patent positions of life science companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in life science patents has emerged to date in the United States. The standards applied by the United States Patent and Trademark Office (the “USPTO”) and foreign patent offices in granting patents are not always applied uniformly or predictably and can change. Additionally, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our patents or other intellectual property, including the unauthorized reproduction of our manufacturing or other know-how or the marketing of competing products in violation of our intellectual property rights generally. Any of these outcomes could impair our ability to prevent competition from third parties, which may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Furthermore, patents have a limited lifespan. In the United States, the unextended expiration of a patent is 20 years after its non-provisional filing date. Various extensions may be available, however, the life of a patent and the protection it affords is limited. Given the amount of time required for the development, testing, regulatory review and approval of new products, our patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be further reduced. Even if patents covering our future products are obtained, once such patents expire, we may be vulnerable to competition from similar products. The launch of a similar version of one of our products would likely result in an immediate and substantial reduction in the demand for our product. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Risks Related to Our Indebtedness
Our existing level of indebtedness may increase and adversely affect our business and growth prospects, growth prospects, and financial condition, as well as our ability to raise additional capital on favorable terms, which could, in turn, limit our ability to develop or acquire new products, services, technologies and methodologies.
As of December 31, 2022, we had total current and long-term indebtedness outstanding of approximately $527.4 million, including term loans of $538.6 million, and unamortized debt issuance costs of $11.1 million. We may incur significant additional indebtedness in the future. If we increase our current indebtedness levels, the risks related to our indebtedness as set forth herein could intensify.
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
Certain borrowings under our Credit Agreement bear variable rates of interest. Increase in interest rates directly increase the amount of interest we are required to pay, and negatively impacts our net income and cash flows, including cash available for servicing our indebtedness more generally.
We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our debt service obligations, which actions may not be adequate or may impose additional restrictions on us.
Our ability to make scheduled debt service payments or to refinance outstanding debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and certain financial, business, economic and other factors beyond our control, including those discussed under “Risk Related to Our Business and Strategy” above. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot meet our debt service obligations, the holders of our indebtedness would have the right to accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent. Even if this does not occur, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our creditworthiness, which would also harm our ability to incur additional indebtedness.
If our cash flows and other capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, raise additional capital or seek to restructure or refinance our indebtedness. If we issue additional equity to repay all or a portion of our indebtedness, our shareholders may experience significant dilution of their equity interests. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, including the requirement to maintain specified liquidity or other ratios or restrictions on our ability to pay dividends or make acquisitions. If these alternative measures are not successful, we may be required to sell material assets or operations to attempt to meet our debt service obligations. Further, we may not be able to consummate these asset sales (including as a result of restrictions imposed on us under the Credit Agreement) or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due.
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
We expect Topco LLC will continue to make cash distributions to the owners of LLC Units in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.
However, Topco LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which Topco LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Topco LLC or its subsidiaries insolvent. In addition, effective for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return may be imputed on the partnership itself in certain circumstances, absent an election to the contrary. Topco LLC may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.
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
Pursuant to the Tax Receivable Agreement we are required to make cash payments to MLSH 1 and MLSH 2, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes related to the LLC Units held by the corporations that merged into our corporate structure as part of the Organizational Transactions (as discussed in Note 10 to our consolidated financial statements), Topco LLC and subsidiaries of Topco LLC that existed prior to our initial public offering and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Any payments made by us to MLSH 1 and MLSH 2 under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon MLSH 1 maintaining a continued ownership interest in Topco LLC.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by MLSH 1, the amount of gain recognized by MLSH 1, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
We expect that the aggregate payments that we may make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the purchase by Maravai LifeSciences Holdings, Inc. of LLC Units from MLSH 1 to be approximately $718.2 million and to range from approximately $42.3 million to $63.3 million per year over the next 14 years and decline thereafter. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this 14-year period will be approximately $681.7 million. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Maravai LifeSciences Holdings, Inc. by Topco LLC are not sufficient to permit Maravai LifeSciences Holdings, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.
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
Under the Tax Receivable Agreement, we are required to provide MLSH 1 and MLSH 2 with a schedule setting forth the calculation of payments that are due under the TRA with respect to each taxable year in which a payment obligation arises within ninety (90) days after the extended due date of our U.S. federal income tax return for such taxable year. This calculation will be based upon the advice of our tax advisors. The calculation will become final thirty (30) days after it is provided assuming that no objections are made. Payments under the Tax Receivable Agreement will generally be made within five (5) business days after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at a rate of Intercontinental Exchange London Interbank Offer Rate (“LIBOR”) for a period of one month (or, if LIBOR ceases to be published, at a rate selected by us in good faith, with characteristics similar to LIBOR or consistent with market practices generally, any such rate, a “Replacement Rate”) plus 100 basis points from the due date (without extensions) of such tax return. Generally, any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose.
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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon MLSH 1, as the only other LLC Unitholder in Topco LLC, and MLSH 2 that will not benefit the other holders of our Class A common stock to the same extent. We have entered into a Tax Receivable Agreement with MLSH 1 and MLSH 2, which will provide for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of certain of the entities (the “Blocker Entities”) through which GTCR and other existing members of MLSH 1 and MLSH 2 held their ownership interests in MLSH 1, Topco LLC and subsidiaries of Topco LLC that existed prior to our initial public offering and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of purchases of LLC Units and LLC Unit exchanges, and the resulting amounts we are likely to pay out to MLSH 1 and MLSH 2 pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
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
Topco LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We expect Topco LLC will continue to make tax distributions quarterly to the LLC Unitholders in Topco LLC (including us), in each case on a pro rata basis based on Topco LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code. Funds used by Topco LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Topco LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock, they will not be required to do so, and may in their sole discretion choose to use such excess cash for any purpose (including an investment of such cash into Topco LLC) depending upon the facts and circumstances at the time of determination. See “Dividend Policy.”
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
As of December 31, 2022, investment entities affiliated with GTCR collectively controlled approximately 57% of the voting power of our outstanding common stock and therefore GTCR controls the vote of all matters submitted to a vote of our shareholders. This control enables GTCR to control the election of the members of the Board and all other corporate decisions. Even when GTCR ceases to control a majority of the total voting power, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, GTCR will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

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
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the current macroeconomic environment and fiscal and monetary policy uncertainty. This market volatility, as well as other general economic, market or political conditions, could subject the market price of our Class A common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our Class A common stock may fluctuate in response to various factors, including those discussed throughout this section.
A significant portion of our total outstanding shares of Class A common stock, including newly issued shares of Class A common stock issued upon the exchange of UP-C interests by MLSH 1, may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2022, we had 131,691,863 outstanding shares of Class A common stock, 21,681,033 of which are subject to restrictions imposed by federal securities laws. All of these shares of Class A common stock could, however, be sold from time to time, subject to restrictions imposed by federal securities laws. We also register shares of Class A common stock that we issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance. Further, as of December 31, 2022, an additional 123,669,196 shares of Class A common stock are issuable upon the exchange by MLSH 1 of its interest in Topco.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and certain of our research and development operations are located in San Diego, California. The facilities serve as the principal hub of operations for our nucleic acid production business and were purpose built to expand the capacity of this business segment while adding specialized capabilities in the form of clean rooms, air handling, waste and solvent handling, and GMP capabilities. Our facility leases expire at varying dates through 2037, not including renewals that are at our option.
All facilities are leased. A summary of our facilities is listed below.

Location	Approx. Square Footage	Segment
San Diego, CA	185,000	Nucleic Acid Production
Sterling, VA	21,000	Nucleic Acid Production
Leland, NC	46,000	Biologics Safety Testing
Southport, NC	20,000	Biologics Safety Testing
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
Stock Performance Graph
The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 20, 2020 (the first day of trading of our common stock), through December 31, 2022 for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our Class A common stock to date. The stockholder return shown in the graph below may not be indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders of Common Stock
As of February 21, 2023, there were two holders of record of our Class A common stock. This number does not include a greater number of beneficial holders of our Class A common stock whose shares are held by clearing houses, banks, brokers and other financial institutions which are aggregated into a single holder of record.
As of February 21, 2023, there was one holder of record of our Class B common stock.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2022 regarding shares of our Class A common stock that may be issued under the Company’s equity compensation plan, consisting of our 2020 Omnibus Incentive Plan (the “2020 Plan) and our 2020 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	4,464,722	$17.14	52,446,489
Total	4,464,722	$17.14	52,446,489
____________________
(1)Includes 10,740,041 shares that remain available for purchase under the 2020 Employee Stock Purchase Plan and 46,171,170 shares of common stock that remain available for grant under the 2020 Omnibus Incentive Plan. The 2020 Omnibus Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the Plan, equal to the lesser of (a) 4.0% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The 2020 Employee Stock Purchase Plan also provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the plan, equal to the lesser of (a) 1.25% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that the shares reserved under the ESPP shall not exceed an aggregate of 10,948,877 shares.
(2)The weighted average exercise price includes restricted stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock units is $26.45.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis reflects our historical consolidated results of operations and financial position, and contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also see the section titled “Forward Looking Statements.” We were incorporated in August 2020 and, pursuant to the organizational transactions described in Note 10 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the organizational transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the organizational transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
This discussion and analysis generally addresses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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
As of December 31, 2022, we employed a team of over 610 full-time employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are effected through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 38.4% and 39.7% for the years ended December 31, 2022 and 2021, respectively.
We generated revenue of $883.0 million and $799.2 million for the years ended December 31, 2022 and 2021, respectively.
Total revenue by segment was $813.1 million in Nucleic Acid Production and $69.9 million in Biologics Safety Testing for the year ended December 31, 2022. Total revenue by segment was $711.9 million in Nucleic Acid Production, $68.4 million in Biologics Safety Testing and $19.0 million in Protein Detection for the year ended December 31, 2021. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $129.3 million and $100.1 million for the years ended December 31, 2022 and 2021 respectively.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $18.4 million and $15.2 million for the years ended December 31, 2022 and 2021, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
2022 and Recent Developments
Acquisitions
In January 2022, we completed the acquisition of MyChem, LLC (“MyChem”), a privately-held San Diego, California-based provider of ultra-pure nucleotides to customers in the diagnostics, pharma, genomics and research markets, for a total purchase consideration of $257.9 million, which includes an estimated fair value of contingent consideration of $7.8 million as of the acquisition date. As a result of the acquisition, we own all the outstanding interest in MyChem. Our consolidated results of operations for the year ended December 31, 2022 include the operating results of MyChem from the acquisition date. See Note 2 to our consolidated financial statements for additional information.
In January 2023, we completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets. The total consideration to acquire Alphazyme consisted of a base cash purchase price of $70.0 million, subject to customary post-closing adjustments, and potential performance payments payable in cash of up to $75.0 million.

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
TriLink is expanding its San Diego manufacturing campus by making a significant investment in additional cleanroom and small molecule manufacturing space, implementing automation systems and adding support areas to augment production capacity (the “Flanders San Diego Facility”). Pursuant to certain requirements, BARDA awarded TriLink an amount equal to 50% of the construction and validation costs currently budgeted for the Flanders San Diego Facility. See Note 6 to our consolidated financial statements for additional information.
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Since the start of the COVID-19 pandemic in early 2020, our results of operations and cash flows have substantially benefited from the strong demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. We estimate that revenue from COVID-19 related products and services represented approximately 67.9% and 69.7%, respectively, of our total revenues for the years ended December 31, 2022 and 2021, respectively. However, we believe the second quarter of 2022 represented the highest revenue quarter for revenue attributable to our COVID-19 related products and services, with substantial declines in COVID-19 related revenue expected in the future. In addition to the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, our COVID-19 related revenue for 2023 may be negatively impacted by unused inventory of our products that our customers have on hand. We are unable to estimate the impact of this unused inventory on future demand given both binding contractual commitments by our customers for additional purchases and our customers generally having not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. There are various political, social, economic and regulatory factors that could influence the ongoing manufacture and supply of COVID-19 vaccines, and in turn, our longer-term COVID-19 related revenue, including: the emergence, duration and intensity of new virus variants; emerging information concerning the severity and incidence of the virus and its variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; the lapsing of the public health emergency declaration made pursuant to Section 319 of the Public Health Service Act in January 2020; political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines; and the U.S. and global macroeconomic conditions, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
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
Our Biologics Safety Testing business continues to see headwinds from business in Asia, seeing impacts from the ongoing COVID-19 pandemic lockdowns in China and our ongoing decisions not to ship products into Russia. See more information under Part I, Item 1. Business.

How We Assess Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are revenue and Adjusted EBITDA.
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted for interest, provision for income taxes, depreciation, amortization and equity-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $883.0 million and $799.2 million for the years ended December 31, 2022 and 2021, respectively, through the following segments: (i) Nucleic Acid Production, (ii) Biologics Safety Testing and (iii) Protein Detection. We divested our Protein Detection segment in September 2021, and since then operate two business segments only, Nucleic Acid Production and Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the years ended December 31, 2022 and 2021.
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
We expect that our selling, general and administrative expenses will continue to increase, primarily due to increased headcount and expanding facilities footprint to support anticipated long-term growth in the business, costs incurred in increasing our presence globally, and increases in marketing activities to drive awareness and adoption of our products and services.
Research and Development
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
We expect our research and development costs to fluctuate in future periods as we continue our research and development efforts, including meeting our customers’ needs. These costs may fluctuate from period to period due to the timing and scope of our development activities.
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

Interest Income
Interest income consists of interest earned on our cash balances held at financial institutions.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represent the write-off of remaining unamortized debt discount and deferred issuance costs on previously outstanding debt when we engage in refinancing activities.
Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
The Tax Receivable Agreement liability adjustment reflects changes in the Tax Receivable Agreement liability recorded in our consolidated statements of financial condition primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of income. As of December 31, 2022, we hold 51.6% of the outstanding LLC Units of Topco LLC and 48.4% of the outstanding LLC Units of Topco LLC are held by MLSH 1.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	Change
	(in thousands, except per share data)
Revenue	$883,001	$799,240	10.5%
Operating expenses:
Cost of revenue (1)	168,957	140,561	20.2%
Selling, general and administrative (1)	129,259	100,064	29.2%
Research and development (1)	18,369	15,219	20.7%
Change in estimated fair value of contingent consideration	(7,800)	—	*
Gain on sale of business	—	(11,249)	*
Total operating expenses	308,785	244,595	26.2%
Income from operations	574,216	554,645	3.5%
Other income (expense), net	(22,744)	(23,880)	(4.8)%
Income before income taxes	551,472	530,765	3.9%
Income tax expense	60,809	61,515	(1.1)%
Net income	$490,663	$469,250	4.6%
Net income attributable to non-controlling interests	270,458	287,213	(5.8)%
Net income attributable to Maravai LifeSciences Holdings, Inc.	$220,205	$182,037	21.0%

Net income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.67	$1.59
Diluted	$1.67	$1.56
Weighted average number of Class A common shares outstanding:
Basic	131,545	114,791
Diluted	255,323	257,803
Non-GAAP measures:
Adjusted EBITDA	$637,800	$582,820
Adjusted Free Cash Flow	$590,897	$565,821
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	Change
Cost of revenue	$4,192	$1,915	118.9%
Selling, general and administrative	13,349	8,263	61.6%
Research and development	1,129	280	303.2%
Total equity-based compensation expense	$18,670	$10,458	78.5%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2022	2021	Change	2022	2021
Nucleic Acid Production	$813,069	$711,864	14.2%	92.1%	89.1%
Biologics Safety Testing	69,932	68,417	2.2%	7.9%	8.5%
Protein Detection	—	18,959	*	—%	2.4%
Total revenue	$883,001	$799,240	10.5%	100.0%	100.0%
____________________
*Not meaningful
Total revenue was $883.0 million for the year ended December 31, 2022 compared to $799.2 million for the year ended December 31, 2021, representing an increase of $83.8 million, or 10.5%.
Nucleic Acid Production revenue increased from $711.9 million for the year ended December 31, 2021 to $813.1 million for the year ended December 31, 2022, representing an increase of $101.2 million, or 14.2%. The increase in Nucleic Acid Production was driven by demand for our proprietary CleanCap analogs as COVID-19 vaccine manufacturers scaled production earlier in the year, and for our highly modified RNA products as this technology becomes incorporated into more therapeutic and vaccine development programs. For the year ended December 31, 2022, we estimate that approximately $599.8 million, or 90.8%, of our $660.5 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the year ended December 31, 2021, we estimate that approximately $557.4 million, or 93.0%, of our $599.1 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue increased from $68.4 million for the year ended December 31, 2021 to $69.9 million for the year ended December 31, 2022, representing an increase of $1.5 million, or 2.2%. The increase was driven by growth in the underlying markets supporting cell and gene therapies, biosimilar and other biologic programs and growing adoption of MockV® technology for viral clearance prediction during biopharmaceutical manufacturing.
There was no Protein Detection revenue for the year ended December 31, 2022 due to the sale of our Protein Detection business segment, which was completed in early September 2021.
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
As of December 31, 2022, all of our long-lived assets were located within the United States.
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

	Year Ended December 31,
	2022	2021

Revenue:
Nucleic Acid Production	$813,076	$712,520
Biologics Safety Testing	69,932	68,417
Protein Detection	—	18,959
Total reportable segments’ revenue	883,008	799,896
Intersegment eliminations	(7)	(656)
Total	$883,001	$799,240

Segment adjusted EBITDA:
Nucleic Acid Production	$638,337	$565,254
Biologics Safety Testing	54,841	54,440
Protein Detection	—	6,391
Total reportable segments’ adjusted EBITDA	693,178	626,085
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(24,269)	(18,339)
Depreciation	(7,566)	(6,413)
Interest expense	(20,414)	(30,260)
Interest income	2,338	—
Corporate costs, net of eliminations	(55,378)	(43,265)
Other adjustments:
Acquisition contingent consideration	7,800	—
Acquisition integration costs	(13,362)	(44)
Equity-based compensation	(18,670)	(10,458)
Gain on sale of business	—	11,249
Merger and acquisition related expenses	(2,416)	(1,508)
Financing costs	(1,078)	(2,383)
Acquisition related tax adjustment	(349)	—
Tax Receivable Agreement liability adjustment	(4,102)	6,101
Chief Executive Officer transition costs	(2,426)	—
Other	(1,814)	—
Income before income taxes	551,472	530,765
Income tax expense	(60,809)	(61,515)
Net income	$490,663	$469,250
During the year ended December 31, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. During the year ended December 31, 2021, intersegment revenue was $0.7 million between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2022 and 2021.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net income to Adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$490,663	$469,250
Add:
Amortization	24,269	18,339
Depreciation	7,566	6,413
Interest expense	20,414	30,260
Interest income	(2,338)	—
Income tax expense	60,809	61,515
EBITDA	601,383	585,777
Acquisition contingent consideration (1)	(7,800)	—
Acquisition integration costs (2)	13,362	44
Equity-based compensation (3)	18,670	10,458
Gain on sale of business (4)	—	(11,249)
Merger and acquisition related expenses (5)	2,416	1,508
Financing costs (6)	1,078	2,383
Acquisition related tax adjustment (7)	349	—
Tax receivable agreement liability adjustment (8)	4,102	(6,101)
Chief Executive Officer transition costs (9)	2,426	—
Other (10)	1,814	—
Adjusted EBITDA	$637,800	$582,820
____________________
(1)Refers to the change in the estimated fair value of performance payments related to the acquisition of MyChem, which was completed in January 2022.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, and retention payments in connection with these acquisitions.
(3)Refers to non-cash expense associated with equity-based compensation.
(4)Refers to the gain on the sale of Vector, which was completed in September 2021.
(5)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were pursued but not consummated.
(6)Refers to transaction costs related to the refinancing of our long-term debt and costs from a secondary offering of our common stock that are not capitalizable or cannot be offset against proceeds from such transactions.
(7)Refers to non-cash expense associated with adjustments to the carrying value of the indemnification asset recorded in connection with the acquisition of MyChem.
(8)Refers to the adjustment of our Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(9)Refers to legal fees and other costs associated with the previously announced Chief Executive Officer leadership transition planned for the middle of 2023.
(10)Refers to the loss recognized during the period associated with certain working capital and other adjustments related to the sale of Vector, which was completed in September 2021, and a loss incurred on extinguishment of debt.

Adjusted Free Cash Flow
A reconciliation of Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Adjusted EBITDA	$637,800	$582,820
Capital expenditures (1)	(46,903)	(16,999)
Adjusted Free Cash Flow	$590,897	$565,821
____________________
(1)We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, accounts payable and accrued expenses, offset by government funding recognized; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, including portions included in accounts payable and accrued expenses, offset by government funding recognized.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2022	2021	Change	2022	2021
Cost of revenue	$168,957	$140,561	20.2%	19.1%	17.6%
Selling, general and administrative	129,259	100,064	29.2%	14.7%	12.5%
Research and development	18,369	15,219	20.7%	2.1%	1.9%
Change in estimated fair value of contingent consideration	(7,800)	—	*	(0.9)%	—%
Gain on sale of business	—	(11,249)	*	—%	(1.4)%
Total operating expenses	$308,785	$244,595	26.2%	35.0%	30.6%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue increased by $28.4 million from $140.6 million for the year ended December 31, 2021 to $169.0 million for the year ended December 31, 2022, or 20.2%. The increase in cost of revenue was primarily attributable to an increase in inventory reserve of $8.0 million as a result of lower projected manufacturing demand, and an increase in quality control costs of $6.6 million. The increase was further driven by increases in amortization expense of $9.2 million for intangible assets recognized for the MyChem acquisition, an increase in personnel costs of $6.2 million driven by higher headcount to support Company growth, and an increase in facilities cost of $3.1 million due to additional facilities occupied. These were partially offset by a $7.2 million decrease in labor and overhead costs driven by improved labor efficiencies.
Gross profit increased by $55.4 million from $658.7 million for the year ended December 31, 2021 to $714.0 million for the year ended December 31, 2022. The decrease in gross profit margin as a percentage of sales was primarily attributable to increases in inventory reserve, quality control costs, and amortization expense for newly acquired intangible assets. These are partially offset by a favorable product mix shift compared to prior period.
Selling, General and Administrative
Selling, general and administrative expenses increased by $29.2 million from $100.1 million for the year ended December 31, 2021 to $129.3 million for the year ended December 31, 2022, or 29.2%. The increase was primarily driven by an increase in personnel costs of $10.6 million, an increase in marketing costs of $7.5 million attributable to market studies conducted and increased advertising efforts to help elevate market presence, an increase in services and other costs of $4.5 million which includes increased legal fees and transaction costs associated with the acquisition of MyChem, and an increase in provision for credit losses of $2.6 million driven by increases in outstanding receivables.

Research and Development
Research and development expenses increased by $3.2 million from $15.2 million for the year ended December 31, 2021 to $18.4 million for the year ended December 31, 2022, or 20.7%. The increase was primarily driven by an increase in personnel costs of $11.7 million, including $9.3 million relating to retention payment accruals associated with the acquisition of MyChem. This is partially offset by a decrease in supplies, materials and services of $8.6 million primarily driven by contracted studies in the prior year aimed at improvements for manufacturing processes.
Change in Estimated Fair Value of Contingent Consideration
The change in estimated fair value of contingent consideration of $7.8 million for the year ended December 31, 2022 was due to the decrease in estimated fair value of the liability during the second quarter of 2022 for the contingent payments associated with the acquisition of MyChem. This was due to a change in estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.
Gain on Sale of Business
The gain on sale of business of $11.2 million for the year ended December 31, 2021 was from the sale of Vector in September 2021.
Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2022	2021	Change	2022	2021
Interest expense	$(20,414)	$(30,260)	(32.5)%	(2.3)%	(3.8)%
Interest income	2,338	—	*	0.2%	—%
Loss on extinguishment of debt	(208)	—	*	0.0%	—%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(4,102)	6,101	*	(0.5)%	0.8%
Other income	(358)	279	*	0.0%	0.0%
Total other income (expense), net	$(22,744)	$(23,880)	(4.8)%	(2.6)%	(3.0)%
____________________
*Not meaningful
Other expense was $23.9 million for the year ended December 31, 2021 compared to $22.7 million for the year ended December 31, 2022, representing a decrease of $1.1 million, or 4.8%. The decrease in expense was attributable to a $9.8 million decrease in interest expense primarily due to a $10.3 million change in fair value of the interest rate cap. The decrease was further driven by a $2.3 million increase in interest income for interest earned on our new demand deposits held at financial institutions. These were partially offset by a $10.2 million change in gain (loss) related to the payable to related parties pursuant to the Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding change of our estimated state income tax rate.
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
During the years ended December 31, 2022 and 2021, the Company made distributions of $150.2 million and $153.5 million for tax liabilities to MLSH 1.
We are also a party to a Tax Receivable Agreement, or TRA, with MLSH 1, who is primarily owned by GTCR, and MLSH 2 (see Note 14 to our consolidated financial statements). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We made payments of $35.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2022, of which $1.1 million is related to interest. We made payments of $1.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2021. As of December 31, 2022, our liability under the TRA was $718.2 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of December 31, 2022, we had cash of $632.1 million, retained earnings of $404.8 million, and net income of $490.7 million for the fiscal year ended December 31, 2022. We also had positive cash flow from operations of $536.0 million.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $718.2 million and to range over the next 14 years from approximately $42.3 million to $63.3 million per year and decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. During the years ended

December 31, 2022 and 2021, the Company made distributions of $150.2 million and $153.5 million for tax liabilities to MLSH 1 under this agreement, respectively.
Credit Agreement
The Credit Agreement among Intermediate, Cygnus and TriLink, as the borrowers, Topco LLC, as holdings, the lenders from time-to-time party thereto and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent (as amended, supplemented or otherwise modified, the “Credit Agreement”), provides us with a term-loan facility (the “Term Loan”) totaling $600.0 million and a revolving credit facility (the “Revolving Credit Facility”) of $180.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes. Borrowings under the Credit Agreement are unconditionally guaranteed by Topco LLC, along with the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions) as specified in the respective guaranty agreements and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2022, our first lien net leverage ratio was less than 4.25:1.00. Thus, a prepayment was not required.
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
As of December 31, 2022, we were in compliance with these covenants.
As of December 31, 2022, interest rate on the Term Loan was 6.96%.
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
As of December 31, 2022, our liability under the TRA was $718.2 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a replacement rate) plus 100 basis points. Generally. any late payments will continue to accrue interest at LIBOR (or a replacement rate, as applicable) plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$535,977	$368,570
Investing activities	(267,612)	105,655
Financing activities	(187,499)	(159,049)
Effects of exchange rate changes on cash	—	(88)
Net increase in cash	$80,866	$315,088

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 was $536.0 million, which was primarily attributable to a net income of $490.7 million, non-cash depreciation and amortization of $31.8 million, amortization of right-of-use assets of $6.3 million, non-cash amortization of deferred financing costs of $2.8 million, non-cash equity-based compensation of $18.7 million, non-cash deferred income taxes of $42.3 million, and non-cash loss on the revaluation of liabilities under the TRA of $4.1 million. These were partially offset by a non-cash gain on the change in estimated fair value of contingent consideration of $7.8 million, and a net cash outflow from the change in our operating assets and liabilities of $45.1 million, which is net of government funding of $17.0 million. The net cash outflow from the change in our operating assets includes $13.4 million relating to an increase in prepaid lease payments for Flanders I (as defined in Note 7 to our consolidated financial statements).
Net cash provided by operating activities for the year ended December 31, 2021 was $368.6 million, which was primarily attributable to a net income of $469.3 million, non-cash depreciation and amortization of $24.8 million, non-cash amortization of right-of-use assets of $8.8 million, non-cash amortization of deferred financing costs of $2.7 million, non-cash equity-based compensation of $10.5 million, and non-cash deferred income taxes of $46.9 million, partially offset by a non-cash gain on sale of business of $11.2 million, non-cash gain on the revaluation of liabilities under the TRA of $6.1 million, and a net cash outflow from the change in our operating assets and liabilities of $176.6 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $267.6 million, which was primarily comprised of $239.0 million for the net cash consideration paid for the acquisition of MyChem, net cash outflows of $17.1 million for property and equipment purchases, and $13.3 million of prepaid lease payments for Flanders II (as defined in Note 7 to our consolidated financial statements).
Net cash provided by investing activities for the year ended December 31, 2021 was $105.7 million, which was primarily comprised of net cash receipts of $120.0 million from the sale of Vector. This was partially offset by net cash outflows of $14.9 million for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $187.5 million, which was primarily attributable to $150.2 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, $34.2 million of payments to MLSH 1 and MLSH 2 pursuant to the TRA, and $13.9 million of principal repayments of long-term debt. This was partially offset by proceeds from borrowings of long-term debt of $8.5 million.
Net cash used in financing activities for the year ended December 31, 2021 was $159.0 million, which was primarily attributable to $153.5 million of distributions for tax liabilities to non-controlling interest holders and $6.0 million of principal repayments of long-term debt.
Capital Expenditures
Capital expenditures for the year ended December 31, 2022 totaled $46.9 million, which is net of government funding of $18.1 million. Capital expenditures, including costs incurred for lessor improvements, for the year ending December 31, 2023 are projected to be in the range of $55.0 million to $65.0 million, which is net of anticipated government funding of $4.3 million. This primarily includes new facility construction costs recorded as prepaid lease payments and equipment purchases for the Flanders San Diego Facility.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$71,370	$9,886	$20,690	$17,414	$23,380
Debt obligations (2)	538,560	5,440	10,880	522,240	—
TRA payments (3)	718,210	42,254	86,143	88,831	500,982
Unconditional purchase obligations (4)	3,000	3,000	—	—	—
Consideration payable (5)	10,000	10,000	—	—	—
Other commitments (6)	37,082	2,564	6,754	7,166	20,598
Total	$1,378,222	$73,144	$124,467	$635,651	$544,960
_______________
(1)Represents operating lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities. See Note 7 to our consolidated financial statements for additional information.
(2)Represents long-term debt principal maturities, excluding interest. See Note 9 to our consolidated financial statements for additional information.
(3)Reflects the estimated timing of TRA payments as of December 31, 2022. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See "Risk Factors-Risks Related to Our Organizational Structure" and Note 14 to our consolidated financial statements for additional information regarding our liability under the TRA.
(4)Represents firm purchase commitments to our suppliers.
(5)Represents an additional amount we may be required to pay to the sellers of MyChem subject to the completion of certain calculations associated with acquired inventory. See Note 2 to our consolidated financial statements for additional information.
(6)Represents the estimated timing and amounts of lease payments for the Flanders San Diego Facility that is under construction.
Tax distributions are required under the terms of the Topco LLC Agreement. As of December 31, 2022, we have made tax distributions equal to the estimated obligation due for 2022. See Note 14 to our consolidated financial statements for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million.. As of December 31, 2022, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of MyChem, we may be required to make certain payments to its sellers. We may be required to make additional payments of up to $40.0 million to the sellers of MyChem dependent upon meeting or exceeding defined revenue targets during fiscal 2022. We may also be required to make certain payments of $20.0 million to them as of the second anniversary of the closing of the acquisition date as long as the sellers of MyChem continue to be employed by TriLink. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 4 to our consolidated financial statements for additional details.
Critical Accounting Estimates
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
Our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements. We believe the following discussion addresses our most critical accounting estimates used in the preparation of our consolidated financial statements, which require subjective and complex judgments.

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
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of December 31, 2022. However, a portion of the deferred tax asset may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. As such, a valuation allowance of $23.8 million has been recorded as of December 31, 2022 to reflect the deferred tax asset that is more likely than not to not be realized.
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
Payable to Related Parties Pursuant to the Tax Receivable Agreement
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
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference between undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes (i.e. a with-and-without analysis); provided that, for purposes of determining the tax benefit with respect to state and local income taxes, use simplifying assumptions. The TRA will generally apply to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including as to utilization of the

Tax Attributes). We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statements of income. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income, which could include changes in estimated income allocated to the partners of Topco LLC or apportionment of state income taxes, are recorded in our consolidated statements of income.
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
Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the Tax Receivable Agreement relating to the purchase by us of LLC Units from MLSH 1 in connection with our prior offering and subsequent exchanges and financing, to be approximately $718.2 million and to range over the next 14 years from approximately $42.3 million to $63.3 million per year and decline thereafter. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA and/or distributions to us by Topco LLC are not sufficient to permit us to make payments under the TRA after we have paid taxes.
The term of the TRA commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
Recognition of Intangible Assets as Part of a Business Combination
For acquisitions of businesses, we are required to record the assets acquired and liabilities assumed of acquired businesses at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

Determining the fair value of intangible assets acquired, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, requires management to use significant judgment, including the selection of valuation methodologies, assumptions about future net cash flows, and discount rates. Each of these factors can significantly affect the value attributed to the identifiable intangible asset acquired in a business combination.
We typically use the discounted cash flow method under the income approach to estimate the fair value of identifiable intangible assets acquired in a business combination. For the acquisition of MyChem, LLC, the estimated fair value of the developed technology intangible asset was based on the multi-period excess earnings method. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated revenue growth rates, management’s plans, and guideline companies. Some of the more significant assumptions inherent in estimating the fair value of this intangible asset included revenue growth rates ranging from 3.0% to 30.6%, technical obsolescent curves ranging from 5.0% to 7.5%, and a discount rate of 16.5%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2022, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 9 to our consolidated financial statements). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of December 31, 2022, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $538.6 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of December 31, 2022. For the year ended December 31, 2022, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $5.5 million.
We had cash of $632.1 million as of December 31, 2022. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 61.6% of our revenue for the year ended December 31, 2022 was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ / member’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Payable to related parties pursuant to a Tax Receivable Agreement

Description of the Matter
As discussed in Notes 1 and 14 of the December 31, 2022 consolidated financial statements, the Company has recorded a $718.2 million payable to related parties pursuant to a Tax Receivable Agreement (TRA). The TRA liability represents the amount the Company estimates to pay to the counterparties to the TRA that are former owners of the Company who are related parties (pre-IPO owners). The liability is computed as 85% of the estimated cash tax savings to be received by the Company from utilizing the positive tax attributes contributed by pre-IPO owners.

Auditing management’s accounting for the TRA liability is complex because of the application of the tax laws used to determine the tax basis upon which to calculate the corresponding TRA liability. These factors involved subjective auditor judgment and audit effort in performing procedures and evaluating the appropriateness of the calculation of the tax basis. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, testing the information used in the calculation of the TRA liability, and the involvement of professionals with specialized skills and knowledge to assist in (i) developing an independent calculation of the tax basis, (ii) comparing the independent calculation to management’s calculations to evaluate the reasonableness of the tax basis, and (iii) assessing management’s application of the tax laws.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California
February 28, 2023

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$632,138	$551,272
Accounts receivable, net	138,624	117,512
Inventory	43,152	51,557
Prepaid expenses and other current assets	25,798	19,698
Government funding receivable	8,190	—
Total current assets	847,902	740,039
Property and equipment, net	52,694	46,332
Goodwill	283,668	152,766
Intangible assets, net	216,663	117,571
Deferred tax assets	765,799	808,117
Other assets	115,589	53,451
Total assets	$2,282,315	$1,918,276
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,991	$8,154
Accrued expenses and other current liabilities	53,371	34,574
Deferred revenue	3,088	10,211
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	42,254	34,838
Current portion of long-term debt	5,440	6,000
Total current liabilities	110,144	93,777
Long-term debt, less current portion	521,997	524,591
Payable to related parties pursuant to the Tax Receivable Agreement, less current portion	675,956	713,481
Other long-term liabilities	68,975	41,066
Total liabilities	1,377,072	1,372,915
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,692 and 131,488 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,317	1,315
Class B common stock, $0.01 par value - 300,000 shares authorized; 123,669 shares issued and outstanding as of December 31, 2022 and 2021	1,237	1,237
Additional paid-in capital	137,898	128,386
Retained earnings	404,766	184,561
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	545,218	315,499
Non-controlling interest	360,025	229,862
Total stockholders’ equity	905,243	545,361
Total liabilities and stockholders’ equity	$2,282,315	$1,918,276
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$883,001	$799,240	$284,098
Operating expenses:
Cost of revenue	168,957	140,561	79,649
Selling, general and administrative	129,259	100,064	94,245
Research and development	18,369	15,219	9,304
Change in estimated fair value of contingent consideration	(7,800)	—	—
Gain on sale of business	—	(11,249)	—
Gain on sale and leaseback transaction	—	—	(19,002)
Total operating expenses	308,785	244,595	164,196
Income from operations	574,216	554,645	119,902
Other income (expense):
Interest expense	(20,414)	(30,260)	(30,740)
Interest income	2,338	—	—
Loss on extinguishment of debt	(208)	—	(7,592)
Change in payable to related parties pursuant to the Tax Receivable Agreement	(4,102)	6,101	—
Other (expense) income	(358)	279	126
Income before income taxes	551,472	530,765	81,696
Income tax expense	60,809	61,515	2,880
Net income	490,663	469,250	78,816
Net income (loss) attributable to non-controlling interests	270,458	287,213	(10,156)
Net income attributable to Maravai LifeSciences Holdings, Inc.	$220,205	$182,037	$88,972

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.67	$1.59	$7.43
Diluted	$1.67	$1.56	$2.36

Weighted average number of Class A common shares/units outstanding:
Basic	131,545	114,791	10,351
Diluted	255,323	257,803	28,908
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$490,663	$469,250	$78,816
Other comprehensive income:
Foreign currency translation adjustments	—	55	(44)
Total other comprehensive income	490,663	469,305	78,772
Comprehensive income attributable to non-controlling interests	270,458	287,224	(10,156)
Total comprehensive income attributable to Maravai LifeSciences Holdings, Inc.	$220,205	$182,081	$88,928
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBER’S EQUITY
(in thousands)

		Class A Common Stock		Class B Common Stock
	Member’s Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’/Member’s Equity
December 31, 2019	$141,529	—	$—	—	$—	$—	$—	$(133)	$3,231	$144,627
Activity prior to initial public offering ("IPO") and related Organizational Transactions:
Repurchase of MLSC Holdings, LLC ("MLSC") incentive units	(9,140)	—	—	—	—	—	—	—	—	(9,140)
Distributions to non-controlling interests holders	(88,880)	—	—	—	—	—	—	—	—	(88,880)
Unit-based compensation	1,793	—	—	—	—	—	—	—	1,483	3,276
Net income	88,118	—	—	—	—	—	—	—	98	88,216
Purchase of non-controlling interests in MLSC	(161,615)	—	—	—	—	—	—	—	(4,812)	(166,427)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Effects of the IPO and related Organizational Transactions:
Effects of Organizational Transactions	28,195	28,966	289	160,974	1,610	(200,390)	—	114	10,236	(159,946)
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $108,571	—	69,000	690	—	—	1,753,742	—	—	—	1,754,432
Acquisition of preexisting LLC Units from MLSH 1	—	—	—	—	—	(1,421,760)	—	(29)	(2,538)	(1,424,327)
Non-controlling interest adjustment for purchase of LLC Units from Topco LLC with proceeds from IPO	—	—	—	—	—	(58,940)	—	(1)	58,941	—
Repurchase and retirement of Class A common from MLSH 2	—	(1,319)	(13)	—	—	(33,645)	—	—	—	(33,658)
Equity-based compensation	—	—	—	—	—	2,980	—	—	17,407	20,387
Net loss	—	—	—	—	—	—	(3,044)	—	(17,787)	(20,831)
Recognition of impact of entering into Tax Receivable Agreement	—	—	—	—	—	42,776	—	—	—	42,776
Activity subsequent to the initial public offering and related Organizational Transactions:
Equity-based compensation	—	—	—	—	—	362	—	—	604	966

		Class A Common Stock		Class B Common Stock
	Member’s Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’/Member’s Equity
Net income	—	—	—	—	—	—	3,898	—	7,533	11,431
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	10	16
Tax distribution to non-controlling interest holder	—	—	—	—	—	—	—	—	(8,171)	(8,171)
December 31, 2020	—	96,647	966	160,974	1,610	85,125	854	(44)	66,235	154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	—	1,670	—	2,784	4,454
Effect of exchanges of LLC Units	—	34,734	348	(34,734)	(348)	31,003	—	—	(31,003)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	—	53,000	—	—	—	53,000
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	—	107	1	—	—	1,669	—	—	—	1,670
Impact of cash contribution to Topco LLC, exchange and forfeiture of LLC Units, and forfeiture of Class B common stock by MLSH 1	—	—	—	(2,571)	(25)	(46,206)	—	—	51,451	5,220
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	—	(809)	—	—	809	—
Stock-based compensation	—	—	—	—	—	4,645	—	—	5,813	10,458
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	(41)	—	—	(153,451)	(153,492)
Net income	—	—	—	—	—	—	182,037	—	287,213	469,250
Foreign currency translation adjustment	—	—	—	—	—	—	—	44	11	55
December 31, 2021	—	131,488	1,315	123,669	1,237	128,386	184,561	—	229,862	545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	—	204	2	—	—	2,303	—	—	—	2,305
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	—	(864)	—	—	864	—
Stock-based compensation	—	—	—	—	—	9,623	—	—	9,047	18,670

		Class A Common Stock		Class B Common Stock
	Member’s Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’/Member’s Equity
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	141	—	—	(150,206)	(150,065)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	—	(1,691)	—	—	—	(1,691)
Net income	—	—	—	—	—	—	220,205	—	270,458	490,663
December 31, 2022	$—	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$—	$360,025	$905,243
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$490,663	$469,250	$78,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,566	6,413	5,517
Amortization of intangible assets	24,269	18,339	20,320
Amortization of right-of-use assets	6,268	8,792	—
Amortization of deferred financing costs	2,788	2,676	1,825
Equity-based compensation expense	18,670	10,458	24,629
Loss on extinguishment of debt	208	—	7,592
Deferred income taxes	42,318	46,904	(5,464)
Change in estimated fair value of contingent consideration	(7,800)	—	—
Gain on sale of business	—	(11,249)	—
Gain on sale and leaseback transaction	—	—	(19,002)
Acquired and in-process research and development costs	—	—	2,881
Financing costs incurred for line of credit	—	—	(3,239)
Revaluation of liabilities under the Tax Receivable Agreement	4,102	(6,101)	—
Other	(7,993)	(281)	2,419
Changes in operating assets and liabilities:
Accounts receivable	(22,272)	(70,391)	(33,144)
Inventory	9,459	(21,574)	(19,099)
Prepaid expenses and other assets	(52,873)	(9,513)	(5,518)
Government funding receivable	16,973	—	—
Accounts payable	(1,578)	676	1,176
Accrued expenses and other current liabilities	8,503	(3,457)	17,777
Deferred revenue	(7,123)	(67,851)	77,220
Other long-term liabilities	3,829	(4,521)	(2,519)
Net cash provided by operating activities	535,977	368,570	152,187
Investing activities:
Cash paid for acquisition, net of cash acquired	(238,969)	—	(3,024)
Purchases of property and equipment	(17,090)	(14,850)	(25,408)
Proceeds from government assistance allocated to property and equipment	1,105	—	—
Prepaid lease payments on finance lease yet to commence	(13,278)	—	—
Proceeds from sale of building	—	548	34,500
Proceeds from sale of business, net of cash divested	620	119,957	—
Net cash (used in) provided by investing activities	(267,612)	105,655	6,068
Financing activities:
Distributions to non-controlling interests holders	(150,206)	(153,451)	(97,051)
Proceeds from borrowings of long-term debt, net of discount	8,455	—	609,000
Financing costs incurred for long-term debt	—	—	(9,295)
Repurchase of incentive units	—	—	(9,140)
Principal repayments of long-term debt	(13,895)	(6,000)	(411,875)
Payment of contingent consideration	—	—	(1,439)
Payments made on facility financing lease obligation and capital lease	—	—	(201)

	Year Ended December 31,
	2022	2021	2020
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	(29,108)	(1,115)	—
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	(5,103)	(192)	—
Payment for non-controlling interests in MLSC	—	—	(120,005)
Payment to MLSH 2 for Blocker Mergers	—	—	(208,053)
Proceeds from issuance of Class A common stock sold in IPO, net of offering costs	—	—	1,757,245
Proceeds from issuance of Class B common stock sold to MLSH 1	—	—	1,687
Purchase of LLC Units from MLSH 1	—	—	(1,424,324)
Repurchase of Class A common stock from MLSH 2	—	—	(33,658)
Proceeds from issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,358	1,709	321
Net cash (used in) provided by financing activities	(187,499)	(159,049)	53,212
Effects of exchange rate changes on cash	—	(88)	17
Net increase in cash	80,866	315,088	211,484
Cash, beginning of period	551,272	236,184	24,700
Cash, end of period	$632,138	$551,272	$236,184

Supplemental cash flow information:
Cash paid for interest	$20,198	$27,234	$28,916
Cash paid for income taxes	$23,032	$22,473	$5,006

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,701	$2,149	$1,990
Financing cost deducted from long-term debt proceeds	$—	$—	$6,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,513	$—	$—
Building and improvements capitalized under lease financing transaction	$—	$—	$700
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$7,800	$—	$—
Accrued consideration payable for MyChem acquisition	$10,000	$—	$—
Exchange of units for MLSC non-controlling interests	$—	$—	$46,422
Exchange of Class A common stock for the Blocker Mergers	$—	$—	$782,073
Recognition of deferred tax assets from Organizational Transactions, subsequent exchanges and cash contribution	$—	$423,361	$441,984
Recognition of liabilities under the Tax Receivable Agreement	$—	$366,179	$389,546
IPO issuance costs included in accounts payable and accrued expenses	$—	$—	$2,816
Receivable from lessor funded financing	$—	$—	$1,987
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company”, and together with its consolidated subsidiaries, “Maravai”, “we”, “us”, and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications and antibody-based products to detect impurities during the production of biopharmaceutical products.
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
Organization
We were incorporated as a Delaware corporation in August 2020 for the purpose of facilitating an initial public offering (“IPO”). Immediately prior to the IPO, we effected a series of organizational transactions (the “Organizational Transactions”) as discussed in Note 10, which, together with the IPO, were completed in November 2020, that resulted in the Company operating, controlling all of the business affairs and becoming the ultimate parent company of Maravai Topco Holdings, LLC (“Topco LLC”) and its consolidated subsidiaries. Maravai Life Sciences Holdings, LLC (“MLSH 1”), which is controlled by investment entities affiliated with GTCR, LLC (“GTCR”), is the only other member of Topco LLC.
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
Variable Interest Entities
The Company consolidates all entities that it controls through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation event.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 14), the realizability of our net deferred tax assets, and valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of December 31, 2022 or 2021.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $4.8 million and $12.6 million as of December 31, 2022 and 2021, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.

Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Year Ended December 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$312,119	$27,354	$339,473
Europe, the Middle East and Africa	415,298	17,628	432,926
Asia Pacific	85,508	24,286	109,794
Latin and Central America	144	664	808
Total revenue	$813,069	$69,932	$883,001

	Year Ended December 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$280,369	$25,686	$11,016	$317,071
Europe, the Middle East and Africa	377,325	15,597	4,752	397,674
Asia Pacific	54,114	26,471	3,068	83,653
Latin and Central America	56	663	123	842
Total revenue	$711,864	$68,417	$18,959	$799,240

	Year Ended December 31, 2020
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$115,216	$21,787	$13,343	$150,346
Europe, the Middle East and Africa	69,637	14,862	5,606	90,105
Asia Pacific	21,444	17,946	3,783	43,173
Latin and Central America	23	302	149	474
Total revenue	$206,320	$54,897	$22,881	$284,098
Total revenue is attributed to geographic regions based on the bill-to location of the transaction. For all periods presented, the majority of our revenue was recognized at a point in time.
Shipping and Handling Costs
Shipping and handling costs, which are charged to customers, are included in revenue. Shipping and handling charges included in revenue were approximately $3.2 million, $3.6 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Freight and supplies costs directly associated with shipping products to customers are included as a component of cost of revenue.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $2.5 million, $1.3 million and $1.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Equity-Based Compensation
Stock-Based Compensation
The Company recognized stock-based compensation for all equity awards made to employees based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period, which is typically between two to four years. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of income based on the function to which the related services are provided.
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
For performance stock units (“PSUs”) which are subject to service and market conditions, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period regardless if the market condition is satisfied. If the grantee is terminated prior to meeting both conditions, any previously recognized expense is reversed. The Company estimates the fair value of PSUs using the Monte Carlo simulation model. The assumptions used in estimating the fair value of these awards, such as expected term, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
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

The Company’s tax positions are subject to income tax audits. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the accompanying consolidated statements of income. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as any related net interest and penalties.
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
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the consolidated balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference of between our undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes. The TRA applies to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement. We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statements of income. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income are recorded in our consolidated statements of income.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Non-controlling interests consist of the following:
•Until November, 2020 Topco LLC held a 70% ownership interest in MLSC Holdings, LLC (“MLSC”) through its consolidated subsidiaries with the remaining 30% being recorded as non-controlling interests in our consolidated financial statements. MLSC net income or loss was attributed to the non-controlling interests using an attribution method, similar to the hypothetical liquidation at book value method, based on the distribution provisions of the MLSC Amended and Restated Limited Liability Company Agreement (“MLSC LLC Agreement”). In November 2020, and before the closing of the IPO, Topco LLC repurchased all of the outstanding non-controlling interests in MLSC for $166.4 million (see Note 13).
•In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of December 31, 2022, we held approximately 51.6% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 48.4% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheet as of December 31, 2022. Income or loss attributed to the non-controlling interest in Topco

LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of income and consolidated statements of comprehensive income.
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
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The CODM allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021, the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment. As of December 31, 2022, the Company operated in two reportable segments: Nucleic Acid Production and Biologics Safety Testing.
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
As of December 31, 2022 and 2021, the allowance for credit losses was approximately $2.2 million and $0.3 million, respectively. Write-offs of accounts receivable and recoveries were not significant during the years ended December 31, 2022 or 2021.
Inventory
Inventories consist of raw materials, work in process and finished goods. Inventories are stated at the lower of cost (weighted average cost) or net realizable value. Inventory costs, which relate to the purchase or production of inventories, include materials, direct labor and manufacturing overhead. The Company regularly monitors for excess and obsolete inventory based on its estimates of expected sales volumes, production capacity and expiration of raw materials, work-in-process and finished products, and reduces the carrying value of inventory accordingly. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected manufacturing requirements. Any write-downs of inventories are charged to cost of revenue.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Assets	Estimated Useful Life
Leasehold improvements	12 years
Furniture, fixtures, equipment and software	3 - 7 years
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
The Company records certain government grants earned related to capital projects as a reduction to property and equipment.
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
Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment, right-of-use operating lease assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value of the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. No impairment loss was recognized for long-lived assets for any period presented.

Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s consolidated statements of income. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the consolidated statements of cash flows because the change in fair value is an input in determining net income. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
Accumulated Other Comprehensive Income (Loss)
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
As of December 31, 2022 and 2021, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The purchase price may also include contingent consideration. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration liabilities are recognized at their estimated fair value on the acquisition date. Contingent consideration arrangements that are determined to be compensatory in nature are recognized as post combination expense in our consolidated statements of income ratably over the implied service period beginning in the period it becomes probable such amounts will become payable. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. The results of acquired businesses are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs directly attributable to acquired businesses are expensed as incurred.
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
Leases
The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities on our balance sheet as of December 31, 2022 and 2021. The Company has elected not to recognize on the balance sheet leases with terms of one year or less.
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
The Company recognizes lease expense on a straight-line basis over the expected lease term. Variable lease payments, for items such as maintenance and utilities, are not included in the calculation of the ROU asset and the related lease liability and are recognized as this lease expense is incurred.
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

The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable, net
	Years Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
BioNTech SE	34.8%	29.5%	16.7%	12.0%	*
Pfizer Inc.	26.4%	23.3%	14.2%	19.2%	23.6%
CureVac N.V.	*	15.3%	*	15.7%	46.5%
Nacalai USA, Inc.	*	*	*	20.3%	11.6%
____________________
*Less than 10%
For the year ended December 31, 2022, substantially all of the revenue recorded for BioNTech SE, Pfizer Inc., and CureVac N.V. was generated by our Nucleic Acid Production segment. For the year ended December 31, 2021, substantially all of the revenue recorded for BioNTech SE, Pfizer Inc. and CureVac N.V. was generated by our Nucleic Acid Production segment. For the year ended December 31, 2020, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by our Nucleic Acid Production segment.
Net Income per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income attributable to us by the weighted average number of Class A common shares/units outstanding during the period. The non-controlling interest, for historical periods prior to the IPO, is calculated pursuant to the terms of the MLSC LLC Agreement on a fully-distributed basis, taking into account the various classes of equity of MLSC, including the cumulative yields on MLSC’s preferred units. Diluted net income per Class A common share/unit is calculated by giving effect to all potential weighted average dilutive LLC incentive units for historical periods prior to the IPO and stock options, restricted stock units, performance stock units and Topco LLC Units, that together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”) are convertible into shares of our Class A common stock, for the period after the IPO. For historical periods prior to the IPO, the weighted average number of common units outstanding during the period and the potential dilutive common unit equivalents is determined under the two-class method. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc. diluted net loss per Class A common share/unit attributable to the Company since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for years beginning after December 31, 2022, including interim periods within those fiscal years, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of its adoption. The Company early adopted ASU 2021-08, and there was no impact to the Company’s consolidated financial statements as a result of the adoption of this ASU.
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
2.Acquisitions and Divestiture
Acquisitions
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
The Company acquired MyChem for a total purchase consideration of $257.9 million, which is inclusive of net working capital adjustments. The total cash consideration was paid using existing cash on hand. The transaction was accounted for as an acquisition of a business as MyChem consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the year ended December 31, 2022, the Company incurred $3.5 million in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative expenses in the consolidated statements of income.
The acquisition date fair value of consideration transferred to acquire MyChem consisted of the following (in thousands):

Cash paid (1)	$240,145
Consideration payable	10,000
Fair value of contingent consideration	7,800
Total consideration transferred	$257,945
____________________
(1)Represents cash consideration paid at closing of $240.0 million and a purchase price adjustment paid in November 2022 of $0.1 million.
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem are dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “Performance Payment”). The MyChem SPA provides for a total maximum Performance Payment of $40.0 million. The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. The MyChem SPA further provides that the Company will pay to the sellers of MyChem an additional amount of up to $10.0 million subject to the completion of certain calculations associated with acquired inventory, which has been recorded within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022. The Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. For the year ended December 31, 2022, the Company recorded $9.3 million of compensation expense related to the Retention Payment within research and development expenses in the consolidated statements of income.
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

Cash	$1,176
Current assets	2,741
Intangible assets, net	123,360
Other assets	8,585
Total identifiable assets acquired	135,862
Current liabilities	(420)
Other long-term liabilities	(8,399)
Total liabilities assumed	(8,819)
Net identifiable assets acquired	127,043
Goodwill	130,902
Net assets acquired	$257,945
We recorded the preliminary purchase price allocation in the first quarter of 2022. During the fourth quarter of 2022, we recorded measurement period adjustments resulting in an increase to goodwill of $0.1 million and a decrease to other assets and current liabilities of $0.7 million.
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
Upon closing of the acquisition, approximately $1.0 million was placed into escrow to cover potential working capital adjustments and approximately $12.5 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the MyChem SPA. These amounts are included in the total purchase consideration of $257.9 million. The Company released the $1.0 million in escrow and paid out an additional $0.1 million related to net working capital adjustments during the fourth quarter of 2022. Because the remaining $12.5 million held in escrow is not controlled by the Company, it is not included in the accompanying consolidated balance sheet as of December 31, 2022.
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
Revenue and earnings from MyChem included in the Company’s consolidated statements of income since the date of acquisition were immaterial.
No proforma revenue or earnings information for the years ended December 31, 2022 and 2021 have been presented as the impact was not determined to be material to the Company’s consolidated revenues and net income for the respective periods.
Mock V Solutions, Inc.
In March 2020, the Company acquired all of the outstanding shares of MockV Solutions, Inc. (“MockV”), a private entity, for $3.0 million, inclusive of acquisition costs of $0.2 million. The MockV technology acquired is a novel, proprietary viral clearance prediction tool that includes a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction and will expand the Company biologics safety testing offerings. The transaction was accounted for as an asset acquisition as the acquired set of assets and activities did not meet the definition of a business. In connection with this acquisition, the Company acquired developed technology, an in-process research and development asset (“IPR&D”), an assembled workforce, and an insignificant amount of working capital balances. The relative fair value attributed to the acquired developed technology, assembled workforce, and working capital balances was insignificant. The IPR&D acquired was allocated a value of $2.9 million and the Company recognized a charge of $2.9 million related to the IPR&D as a component of research and development expenses on the consolidated statements of income because the technology had not yet reached technological feasibility and had no alternative future use. The Company must also make contingent cash payments (the “Earn-Outs”) of up to $9.0 million to the sellers of MockV based upon the achievement of long-term revenue targets. The Earn-Outs were determined to be contingent consideration that was not subject to derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes paid or payable. As of December 31, 2022 and 2021, no such amounts were deemed to be payable.
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
As a result of the divestiture, during the year ended December 31, 2021, the Company recognized a pre-tax gain on sale of $11.2 million, net of transactions costs of $0.9 million, in the consolidated statements of income.
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
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Voyager to help support its ongoing operations. Under the TSA, the Company will provide certain transition services to Voyager, including information technology, finance and ERP, marketing and commercial, human resources, employee benefits, and other limited services. Depending on the service, the initial period ranges from one month to five months and the extension period ranges from one month to eight months. Income from performing services under the TSA was recorded within other income in the consolidated statements of income and was not significant for the year ended December 31, 2021.
In August 2020, the Company entered into an agreement with an executive of Vector whereby the executive received incentive units of MLSH 1. In connection with the divestiture, MLSH 1 amended this executive’s incentive units resulting in the recognition of incremental unit-based compensation expense in the Company’s consolidated financial statements of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2021.
3.Goodwill and Intangible Assets
The Company’s goodwill of $283.7 million and $152.8 million as of December 31, 2022 and 2021 respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of December 31, 2022 and 2021, the Company had three reporting units, two of which are contained in the Nucleic Acid Production segment. During the year ended December 31, 2022, the Company recorded goodwill of $130.9 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2). The Company performed a qualitative goodwill impairment analysis on each of its three reporting units during the fourth quarter of 2022 and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value and no further testing was required. The Company has not recognized any goodwill impairment charges in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the periods presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2021	$32,838	$119,928	$152,766
Acquisition	130,902	—	130,902
Balance as of December 31, 2022	$163,740	$119,928	$283,668
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,580	$5,746	$1,834	3 - 10	3.5
Patents and Developed Technology	288,649	85,058	203,591	10 - 14	9.5
Customer Relationships	21,853	10,615	11,238	10 - 12	6.5
Total	$318,082	$101,419	$216,663		9.3

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,120	$5,012	$2,108	5 - 10	2.9
Patents and Developed Technology	167,648	63,465	104,183	5 - 14	8.5
Customer Relationships	19,953	8,673	11,280	10 - 12	6.4
Total	$194,721	$77,150	$117,571		8.1
During the first quarter of 2022, the Company recorded intangible assets of $123.4 million in connection with the acquisition of MyChem that was completed in January 2022 (see Note 2).
The Company recognized $21.5 million, $12.4 million and $12.7 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $2.8 million, $5.9 million and $7.6 million was recorded as selling, general and administrative expenses for each of the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2023	$24,812
2024	24,812
2025	24,669
2026	24,432
2027	23,416
Thereafter	94,522
Total estimated amortization expense	$216,663
4.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$11,362	$—	$11,362
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were insignificant.
Contingent Consideration
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment is 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of income. During the second quarter of 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in the estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of December 31, 2022	$—

5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$13,486	$19,726
Work-in-process	21,950	21,382
Finished goods	7,716	10,449
Total inventory	$43,152	$51,557
Property and equipment
Property and equipment consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$20,095	$18,162
Furniture, fixtures, and equipment	35,907	31,065
Software	3,004	2,713
Total	59,006	51,940
Less accumulated depreciation	(19,502)	(12,532)
Total	39,504	39,408
Construction in-progress	13,190	6,924
Total property and equipment, net	$52,694	$46,332
Depreciation expense totaled approximately $7.6 million, $6.4 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets	$63,896	$49,095
Prepaid lease payments	27,253	—
Interest rate cap	11,362	541
Indemnification asset (see Note 2)	7,682	—
Other	5,396	3,815
Total other assets	$115,589	$53,451

Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Employee related	$19,873	$18,894
Inventory holdback liability	10,000	—
Accrued interest payable	7,700	145
Lease liabilities, current portion	6,269	3,722
Professional services	4,093	2,897
Customer deposits	1,665	2,429
Sales and use tax liability	1,029	1,296
Federal tax liability	—	102
Other	2,742	5,089
Total accrued expenses and other current liabilities	$53,371	$34,574
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Non-current lease liabilities	$51,556	$40,906
Accrued Retention Payments (see Note 2)	9,324	—
Acquisition related tax liability (see Note 2)	7,682	—
Other	413	160
Total other long-term liabilities	$68,975	$41,066
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
During the year ended December 31, 2022, the Company has received $18.1 million of reimbursements under the Cooperative Agreement, with offsets recorded to: (i) prepaid lease payments associated with Flanders I (as defined in Note 7) within other assets of $17.0 million; and (ii) property and equipment of $1.1 million. As of December 31, 2022, the Company has recorded a receivable of $8.2 million, with an equal offset recorded to prepaid lease payments associated with Flanders I within other assets on the consolidated balance sheet.

7.Leases
All of the Company's facilities, including office, laboratory and manufacturing space, are occupied under long-term non-cancelable operating lease arrangements with various expiration dates through 2037, some of which include options to extend up to 20 years. The Company does not have any leases that include residual value guarantees.
In July 2022, the Company entered into a facility lease agreement for additional office, warehouse and light lab space in San Diego, California. The lease term began in July 2022 and will end in September 2026.
In December 2022, the Company’s lease for a new manufacturing facility in Leland, North Carolina commenced. The Company entered into this lease in June 2021 and construction began in November 2021. The lease is for 10 years with the option to extend for four 5-year periods. The Company is reasonably certain to execute the first renewal option and has, therefore, recognized this as part of its ROU assets and lease liabilities. The lease includes tenant improvement provisions, rent abatement, and escalating rent payments over the life of the lease.
The Company did not have any finance leases as of December 31, 2022 or 2021.
The following table presents supplemental balance sheet information related to the Company's operating leases as of the periods presented below (in thousands):

	Line Item in the Consolidated Balance Sheet	December 31, 2022	December 31, 2021
Right-of-use assets	Other assets	$63,896	$49,095
Lease liabilities, current portion	Accrued expenses and other current liabilities	6,269	3,722
Non-current lease liabilities	Other long-term liabilities	51,556	40,906
The components of the net lease costs reflected in the Company's consolidated statements of income were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$8,800	$8,792
Variable lease costs	2,742	1,759
Total lease costs	$11,542	$10,551
The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its operating leases were as follows as of the periods presented below:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	7.9	8.2
Weighted average discount rate	6.5%	5.1%
Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$7,049	$6,335

Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,513	$—

As of December 31, 2022, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

Operating Leases
2023	$9,886
2024	10,304
2025	10,386
2026	9,455
2027	7,959
Thereafter	31,177
Total minimum lease payments	$79,167
Less: interest	(21,342)
Total lease liabilities	$57,825
As of December 31, 2022, the Company has entered into $37.1 million of contractually binding minimum lease payments for a lease executed but not yet commenced. This amount is excluded from the above tables and relates to the lease of the Flanders San Diego Facility, which consists of two buildings (“Flanders I” and “Flanders II”).
8.Commitments and Contingencies
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
9.Long-Term Debt
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with its subsidiaries Vector, TriLink and Cygnus (together with Intermediate, the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”) to refinance previously existing $400.0 million long-term debt with a new $780.0 million facility. The Credit Agreement provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”), and a $180.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement amended and restated the Company’s prior credit agreement as of August 2018 (the “First and Second Lien Credit Agreements”). In November 2020, the Company repaid $50.0 million of principal balance of the First Lien Term Loan using proceeds from the IPO.
In August 2021, in conjunction with the Company’s divestiture of the Protein Detection segment, the Company transferred, per the existing terms of the Credit Agreement, the portion of the Term Loan held by Vector of $118.4 million to Intermediate in its entirety. This amount was not assumed by the counterpart as part of the divestiture of Vector. Total outstanding debt and loan covenant requirements remained unchanged as a result of the divestiture.

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
As of December 31, 2022, the interest rate on the Tranche B Term Loan was 6.96% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of December 31, 2022.
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
The accounting related to entering into the Credit Agreement in October 2020 and using the proceeds to pay off the First and Second Lien Credit Agreements were evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First and Second Lien Credit Agreements did not participate in this refinancing transaction and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $7.6 million in the accompanying consolidated statements of income for the year ended December 31, 2020. For the remainder of the creditors, this transaction was accounted for as a modification because the present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $15.8 million of various costs, of which $6.0 million related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt, and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
The accounting related to entering into the Amendment in January 2022 was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First Lien Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying consolidated statements of income during the year ended December 31, 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
We also incurred $3.5 million and $0.3 million of financing-related fees related to the Revolving Credit Facility in connection with the debt refinancing activities in October 2020 and January 2022, respectively. As of December 31, 2022, unamortized debt issuance costs totaled $2.2 million and are recorded as assets within other assets on the accompanying consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for such period is equal to or less than $10.0 million. As of December 31, 2022, our first lien net leverage ratio was less than 4.25:1.00. Thus, a prepayment provision was not required.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of December 31, 2022.
First and Second Lien Credit Agreements
In August 2018, Intermediate, along with its subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with leading institutions for term loan borrowings (the “First Lien Term Loan”) totaling $250.0 million and a second lien credit agreement (the “Second Lien Credit Agreement”) for term loan borrowings (the “Second Lien Term Loan”) totaling $100.0 million, to refinance a combined debt agreement entered into in 2017, including repayment of all outstanding senior secured credit facilities and senior subordinated notes outstanding and to allow for a $52.0 million distribution to our members. The First Lien Credit Agreement also provided for a revolving credit facility (the “Revolving Credit Facility”) of $50.0 million for letters of credit and loans to be used for working capital and other general corporate financing purposes, of which $15.0 million was drawn down in March 2020 to provide financing for the acquisition of MockV and other operating uses. Borrowings under the First Lien Credit Agreement and the Second Lien Credit Agreement were unconditionally guaranteed by Topco LLC and the existing and future material domestic subsidiaries of Topco LLC (subject to certain exceptions as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties).
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the consolidated balance sheet at fair value of $11.4 million within other assets with changes in fair value recognized within interest expense in the consolidated statements of income.

The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Tranche B Term Loan	$538,560	$—
First Lien Term Loan	—	544,000
Unamortized debt issuance costs	(11,123)	(13,409)
Total long-term debt	527,437	530,591
Less: current portion	(5,440)	(6,000)
Total long-term debt, less current portion	$521,997	$524,591
There were no balances outstanding on the Company’s Revolving Credit Facility as of December 31, 2022.
As of December 31, 2022, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2023	$5,440
2024	5,440
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$538,560
10.Stockholders’ / Member’s Equity
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
•The issuance of shares of the Company’s Class B common stock to Maravai Life Sciences Holdings, LLC (“MLSH 1”) which was Topco LLC’s pre-IPO owner on a one-to-one basis with the number of LLC Units owned; and
•The acquisition, by merger, of two members of Topco LLC (“the Blocker Entities”), for which we issued 28,965,664 shares of Class A common stock and paid cash of $208.1 million as consideration (“the Blocker Mergers”). Prior to the Organizational Transactions, Topco LLC had established a single class of common units with MLSH 1 as its sole member. Topco LLC was authorized to issue up to 253,916,941 common units. All authorized 253,916,941 common units were issued and outstanding prior to the Organizational Transactions. MLSH 1 as the member, was not obligated to make capital contributions to Topco LLC. Topco LLC’s profits and losses were allocated to MLSH 1 as determined by the Board of Directors. Topco LLC’s common units have no conversion rights, special preferences or redemption rights.

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
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Maravai’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Maravai. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of December 31, 2022, no preferred stock was outstanding.
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
Recapitalization of Topco LLC
Topco LLC’s Board of Directors adopted the amended and restated Topco LLC’s operating agreement in November 2020 to, among other things, appoint us as Topco LLC’s sole managing member and to provide that Topco LLC’s members would not have voting rights or any other control or authority over Topco LLC or its business. The amended and restated operating agreement also revised the tax rate applicable to the tax distributions that Topco LLC is required to make to the holders of LLC Units, including us, as described in Note 14.
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

The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative expenses in the consolidated statements of income.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative expenses in the consolidated statements of income.
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
11.Net Income Per Class A Common Share/Unit Attributable to Maravai LifeSciences Holdings, Inc.
Net income per unit for periods prior to our IPO have not been retrospectively adjusted to give effect to the Organizational Transactions described in Note 10 and the 69,000,000 shares of Class A common stock sold in our IPO. Additionally, basic net income per Class A common stock for the year ended December 31, 2020, has been calculated by dividing net income for the period, adjusted for preferred unit dividends attributable to MLSC non-controlling interests and net income (loss) attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Basic net income per Class A common stock for the years ended December 31, 2022 and 2021, have been calculated by dividing net income for the period, adjusted for net income attributable to non-controlling interests, by the weighted average Class A common stock outstanding during the period. Diluted net income per Class A common share/unit gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net income per share of Class A common stock attributable to the Company is computed by adjusting the net income and the weighted-average number of shares of Class A common stock outstanding to give effect to potentially diluted securities.
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

The following table presents the computation of basic and diluted net income per common share/unit attributable to the Company for the periods presented (in thousands, except per share and per unit amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$490,663	$469,250	$78,816
Less: preferred unit dividends attributable to the MLSC non-controlling interests	—	—	(15,270)
Less: (income) loss attributable to common non-controlling interests	(270,458)	(287,213)	13,342
Net income attributable to Maravai LifeSciences Holdings, Inc.—basic	220,205	182,037	76,888
Net income (loss) effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	$87	132	—
Effect of the assumed conversion of Class B common stock	205,984	220,187	(8,802)
Net income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$426,276	$402,356	$68,086

Denominator:
Weighted average Class A common shares/units outstanding—basic	131,545	114,791	10,351
Weighted average effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	109	153	1
Effect of the assumed conversion of Class B common stock	123,669	142,859	18,556
Weighted average Class A common shares/units outstanding—diluted	255,323	257,803	28,908

Net income per Class A common share/unit attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$1.67	$1.59	$7.43
Diluted	$1.67	$1.56	$2.36
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
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restricted stock units	74	—	—
Stock options	2,769	355	1,535
Shares estimated to be purchased under employee stock purchase plan	13	12	51
Total	2,856	367	1,586
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per share of Class A common stock attributable to the Company for that period. The Company had contingently issuable PSUs outstanding that did not meet the market conditions as of December 31, 2022 and, therefore, were excluded from the calculation of diluted net income per share of Class A common stock attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of December 31, 2022. These amounts were also excluded from the potentially dilutive securities in the table above. The Company had no contingently issuable PSUs outstanding as of December 31, 2021 or 2020.

12.Equity Incentive Plans
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
All awards granted under the 2020 Plan are intended to be treated as (i) stock options, including incentive stock options (“ISOs”), (ii) stock appreciation rights (“SARs”), (iii) restricted share awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) performance awards, (vi) dividend equivalents, or (vii) other stock or cash awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The exercise price of a stock option shall not be less than 100% (or, in the case of an ISO granted to a ten percent stockholder, 110%) of the fair market value of the shares on the date of grant. As of December 31, 2022, only stock options, RSUs and PSUs have been issued.
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
In October 2022, the Company issued PSUs to an executive employee under the 2020 Plan. The PSUs vest only if the executive employee satisfies a service-based vesting condition and market condition. The executive employee must remain employed through the third anniversary of the grant date. The award is eligible to vest based on the achievement of certain price targets of the Company’s stock price over a defined performance period.
Compensation expense recognized for these PSUs was insignificant for the year ended December 31, 2022. There was no compensation expense related to PSUs during the years ended December 31, 2021 or 2020.
Stock Options
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,409	$30.47	9.0	$16,846
Granted	1,709	23.81
Exercised	(4)	26.08
Cancelled	(221)	31.64
Outstanding as of December 31, 2022	2,893	$26.45	8.9	$—
Exercisable as of December 31, 2022	726	$28.75	8.2	$—
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
•Expected dividend yield - The expected dividend yield is zero as we have no plans to make dividend payments.
A summary of the assumptions used to estimate the fair value of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	51.3%	57.2%	59.0%
Risk-free interest rate	2.8%	1.0%	0.5%
Expected term (in years)	6.1	6.1	6.1
Expected dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options was $8.1 million, $4.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of stock options vested was $7.7 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the total unrecognized stock-based compensation related to stock options was $27.7 million, which is expected be recognized over a weighted-average period of approximately 3.0 years.
Restricted Stock Units
The Company has granted restricted stock unit awards to employees and non-employee directors. The following table summarizes information related to RSUs:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Balance as of December 31, 2021	90	$31.96
Granted	1,375	23.99
Vested	(69)	33.25
Forfeited	(65)	27.30
Balance as of December 31, 2022	1,331	$21.04
Stock-based compensation expense related to RSUs was $8.2 million, $0.8 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of RSUs vested was $1.0 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the total unrecognized equity-based compensation related to RSUs was $25.7 million, which is expected be recognized over a weighted-average period of approximately 2.4 years.
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
Unit-based compensation expense related to MLSC Incentive Unit awards was approximately $1.5 million for the year ended December 31, 2020. The total fair value of the MLSC Incentive Units vested was $0.9 million for the year ended December 31, 2020.
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
In connection with the divestiture of its Protein Detection business, the Company recognized incremental unit-based compensation expense of $2.4 million related to an amended agreement with an executive of Vector (see Note 2). This unit-based compensation expense was recorded within selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2021.
Unit-based compensation expense related to MLSH 1 Incentive Unit awards was approximately $0.7 million, $3.9 million and $22.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
MLSH 1 Incentive Unit award activity during year ended December 31, 2022 is as follows:

	Number of Unvested MLSH 1 Incentive Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2021	159	$22.20
Forfeited	(6)	17.44
Vested	(76)	20.39
Balance as of December 31, 2022	77	$24.34
As of December 31, 2022, total unrecognized compensation cost related to unvested MLSH 1 Incentive Units subject to service condition is $0.5 million which is expected to be recognized over a weighted average period of 1.6 years.

Equity-Based Compensation
The following table summarizes the total equity-based compensation expense included in the Company’s consolidated statements of income for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$4,192	$1,915	$282
Selling, general and administrative	13,349	8,263	24,216
Research and development	1,129	280	131
Total equity-based compensation	$18,670	$10,458	$24,629
13.Repurchase of Non-Controlling Interests
In September 2020, Topco LLC and MLSH 1 entered into a Sale and Rollover Agreement with the President of Cygnus Technologies and his affiliated entity (collectively, the “Investors”) to purchase 43,264 MLSC Class B preferred units and 18,387,206 MLSC common units held by the Investors for approximately $120.0 million. In October 2020, Topco LLC repurchased $120.0 million of the MLSC Class B preferred and common units for cash. In addition, the Sale and Rollover Agreement provided that the remaining 16,736 MLSC Class B preferred units and 7,112,794 MLSC common units held by the Investors were exchanged upon the IPO into MLSH 1 common units for $46.6 million (the “Exchange”). In November 2020, and before the IPO, MLSH 1 exchanged its MLSH 1 common units for the remaining MLSC Class B preferred and common units and contributed the MLSC Class B preferred and common units to Topco LLC in a common control transaction. The difference between the consideration to be paid to the Investors associated with the non-controlling interests of $166.4 million and the carrying amount of the non-controlling interests in MLSC of $4.8 million was recorded, in the activity prior to the IPO and related Organizational Transactions, as a $161.6 million reduction in member’s equity in the consolidated statements of stockholders’/member’s equity.
In November 2020, the MLSC LLC Agreement was amended and restated to recapitalize the outstanding equity into 1,000 common units.
14.Income Taxes
As of December 31, 2022 and 2021, we are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
Components of income from continuing operations before income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$551,472	$530,853	$82,012
International	—	(88)	(316)
Total income from continuing operations	$551,472	$530,765	$81,696

Income tax expense (benefit) consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense
Federal	$16,312	$9,291	$6,093
State and local	2,173	1,623	2,251
International	6	3,697	—
Total current tax expense	18,491	14,611	8,344

Deferred tax expense (benefit)
Federal	$39,924	$36,564	$(3,922)
State and local	2,394	10,340	(1,542)
Total deferred tax expense (benefit)	42,318	46,904	(5,464)

Total provision for income taxes	$60,809	$61,515	$2,880
A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate as of the periods presented is summarized as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefits	0.6	2.2	0.3
Deferred tax revaluation	0.3	—	(1.8)
Income of non-controlling interest	(10.3)	(11.4)	(18.9)
Taxable (loss) gain on subsidiary liquidation	—	(0.7)	2.7
Equity-based compensation	—	0.1	1.3
Research and development credits	(0.1)	(0.4)	(0.1)
Valuation allowance	0.1	0.1	(1.5)
Other	(0.6)	0.7	0.5
Effective tax rate	11.0%	11.6%	3.5%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets were as follows as of the periods presented below (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Investment in Topco LLC	$636,498	$675,855
Deductions to be received for the Tax Receivable Agreement payments	148,681	154,093
Capital loss carryforward	3,265	—
Other	1,131	1,249
Total deferred tax assets	789,575	831,197
Valuation allowance	(23,776)	(23,080)
Total deferred tax assets, net of valuation allowance	$765,799	$808,117
As a result of the Organizational Transactions, IPO, and subsequent exchanges and financing, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $765.8 million primarily associated with: (i) $636.5 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC and (ii) $148.7 million related to tax benefits from future deductions attributable to payments under the TRA, (iii) $3.3 million related to capital loss carryforwards generated during the sale of Vector, and (iv) $23.8 million valuation allowance on these items.
The valuation allowance increased by $0.7 million and $9.4 million during the years ended December 31, 2022 and 2021, respectively.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of December 31, 2022. However, a portion of the deferred tax asset may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. Therefore, the change in the valuation allowance during December 31, 2022 is primarily due to an increase to reflect the deferred tax asset that is more likely than not to not be realized.
Net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2022 were as follows (in millions):

	Amount	Expiration Years
Capital loss carryforward	$3.3	2026
Tax credits, state	$0.1	CA - Do not expire
As of December 31, 2022 and 2021, the Company had $6.3 million and $0.2 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company expects our unrecognized tax benefits may decrease by $1.9 million in the next twelve months due to statute expiration. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, including $1.0 million recognized during the year ended December 31, 2022.
The aggregate changes in the balance of the Company’s unrecognized tax benefits were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$241	$220	$208
Gross increases based on tax positions related to current year	130	232	62
Gross increases based on tax positions related to prior years	6,775	—	—
Gross decreases based on tax positions related to prior years	(889)	(211)	(50)
Balance, end of year	$6,257	$241	$220
The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company received a notification on November 2, 2022 from the Internal Revenue Service (“IRS”) informing us of initiated administrative proceedings (audit) of Maravai Life Sciences Holdings, LLC’s 2020 tax year. We do not have any further information or communication from the taxing authorities with regards to their requests at this time. The Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2018.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC. Based on our current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize most of these tax benefits.
As of December 31, 2022, our liability under the TRA is $718.2 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the year ended December 31, 2022, the Company recognized a loss of $4.1 million on TRA liability adjustment primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
We made payments of $35.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2022, of which $1.1 million is related to interest. We made payments of $1.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2021. No payments were made during the year ended December 31, 2020. As of December 31, 2022 and 2021, our liabilities under the TRA were $718.2 million and $748.3 million, respectively.

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
During the year ended December 31, 2022, Topco LLC paid tax distributions of $310.0 million to its owners, including $159.8 million to us. During the year ended December 31, 2021, Topco LLC paid tax distributions of $283.2 million to its owners, including $129.7 million to us. During the year ended December 31, 2020, Topco LLC paid tax distributions of $13.1 million to its owners, including $4.9 million to us.
As of December 31, 2022, no amounts for tax distributions have been accrued as such payments were made during the period.
15.Employee Benefit Plans
The Company sponsors a 401(k) plan (the “Maravai LifeSciences 401(k) Plan”) pursuant to which eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company provides for a cash match of up to 50% of employee contributions up to the first 6% of salary.
Total contributions by the Company to the Maravai LifeSciences 401(k) Plan was approximately $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
16.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Executive Chairman of the Board, Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.
Advisory and Services Agreement with GTCR
Prior to the IPO, GTCR provided subsidiaries of the Company with financial and management consulting services through an advisory services agreement. This advisory services agreement also provided that the Company pay placement fees to GTCR of 1.0% of the gross amount of any debt or equity financings as well as quarterly management fees. The advisory services agreement was terminated in connection with the IPO. The Company also reimburses GTCR for out-of-pocket expenses incurred while providing the above professional services. During the year ended December 31, 2020, the Company entered into the Credit Agreement (see Note 9) and paid GTCR a $3.7 million placement fee. For the year ended December 31, 2020, the Company incurred approximately $4.2 million in management fees to GTCR. All other amounts paid or payable under these agreements to GTCR were insignificant for all periods presented.
Director Nomination Agreement with GTCR
In connection with the IPO, the Company entered into a Director Nomination Agreement with GTCR. The Director Nomination Agreement provides GTCR the right to nominate to the Board a number of designees equal to at least: (i) 100% of the total number of directors comprising the Board, so long as GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 40% of the total amount of shares of Class A common stock and Class B common stock it owns, (ii) 40% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 30% but less than 40% of the total amount of shares of Class A common stock and Class B common stock it owns, (iii) 30% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 20% but less than 30% of the total amount of shares of Class A common stock and Class B common stock it owns, (iv) 20% of the total number of directors, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 10% but less than 20% of the total amount of shares of Class A common stock and Class B common stock it owns and (v) one director, in the event that GTCR beneficially owns shares of Class A common stock and Class B common stock representing at least 5% of the total amount of shares of Class A common stock and Class B common stock it owns. In addition, GTCR is entitled to designate the replacement for any of its Board designees whose Board service terminates prior to the end of the director’s term, regardless of GTCR’s beneficial ownership at that time. GTCR also has the right to have its designees participate on committees of the Company’s Board proportionate to its voting power, subject to compliance with applicable law and stock exchange rules. The Director Nomination Agreement also prohibits the Company from increasing or decreasing the size of our Board without the prior written consent of GTCR. This agreement will terminate at such time as GTCR beneficially owns less than 5% of the shares of Class A and Class B common stock it beneficially owned at the date of the IPO.
Registration Rights Agreement with MLSH 1 and MLSH 2
In connection with the IPO, Company entered into a registration rights agreement with MLSH 1 and MLSH 2. MLSH 1 and MLSH 2 are entitled to request that the Company register their shares of capital stock on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” MLSH 1 and MLSH 2 are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. During 2021, the Company registered shares of Class A shares held by MLSH 1 which were subsequently sold in an offering as selling shareholders as well as facilitated secondary offering transactions related to the exchanges (see Note 10).
Exchange Agreement with MLSH 1
In connection with the IPO, the Company entered into an exchange agreement with MLSH 1, whereby MLSH 1 may surrender their LLC Units to Topco LLC or, at our election, exchange its LLC Units for shares of our Class A common stock on a one-for-one basis, or, at our election, for cash from a substantially concurrent public offering or private sale. MLSH 1 is also required to deliver to us an equivalent number of shares of Class B common stock to effectuate an exchange. MLSH 1 executed two exchanges under this agreement during 2021 (see Note 10).
Payable to Related Parties Pursuant to the Tax Receivable Agreement
Concurrent with the completion of the IPO, the Company entered into a TRA with MLSH 1 and MLSH 2. During the years ended December 31, 2022 and 2021, the Company made TRA payments to both MLSH 1 and MLSH 2 (see Note 14).
Cash Contribution, Exchange and Forfeiture Agreement with MLSH 1
In December 2021, the Company entered into a Cash Contribution, Exchange and Forfeiture Agreement with MLSH 1 (see Note 10).
Topco LLC Operating Agreement
MLSH 1 is party to the Topco LLC operating agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the years ended December 31, 2022, 2021 and 2020, the Company made distributions of $150.2 million, $153.5 million and $8.2 million for tax liabilities to MLSH 1 under this agreement, respectively.
Other Distributions
In October 2020, the Company made an $88.6 million distribution to MLSH 1.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global (“Curia”). During the year-ended December 31, 2022, the Company paid insignificant amounts to Curia for contract manufacturing and development services. During the year ended December 31, 2021, the Company paid $7.4 million to Curia. Such amounts were included in research and development expenses on the consolidated statements of income.
Maravai LifeSciences Foundation
In December 2021, the Company established a new charitable foundation to promote causes tied to Maravai’s mission. During the year ended December 31, 2021, the Company contributed $2.0 million to the Foundation. The Company does not control the Foundation’s activities, and accordingly, does not consolidate the Foundation.

17.Segments
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and not allocated to segments.
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

	Year Ended December 31,
	2022	2021	2020

Revenue:
Nucleic Acid Production	$813,076	$712,520	$207,597
Biologics Safety Testing	69,932	68,417	54,897
Protein Detection	—	18,959	22,881
Total reportable segments’ revenue	883,008	799,896	285,375
Intersegment eliminations	(7)	(656)	(1,277)
Total	$883,001	$799,240	$284,098

Segment adjusted EBITDA:
Nucleic Acid Production	$638,337	$565,254	$133,822
Biologics Safety Testing	54,841	54,440	44,516
Protein Detection	—	6,391	9,225
Total reportable segments’ adjusted EBITDA	693,178	626,085	187,563
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(24,269)	(18,339)	(20,320)
Depreciation	(7,566)	(6,413)	(5,593)
Interest expense	(20,414)	(30,260)	(30,740)
Interest income	2,338	—	—
Corporate costs, net of eliminations	(55,378)	(43,265)	(18,398)
Other adjustments:
Acquisition contingent consideration	7,800	—	—
Acquisition integration costs	(13,362)	(44)	(3,857)
Acquired in-process research and development costs	—	—	(2,881)
Equity-based compensation	(18,670)	(10,458)	(24,629)
GTCR management fees	—	—	(680)
Gain on sale of business	—	11,249	—
Gain on sale and leaseback transaction	—	—	19,002
Merger and acquisition related expenses	(2,416)	(1,508)	(395)
Financing costs	(1,078)	(2,383)	(9,784)
Acquisition related tax adjustment	(349)	—	—
Tax Receivable Agreement liability adjustment	(4,102)	6,101	—
Chief Executive Officer transition costs	(2,426)	—	—
Other	(1,814)	—	(7,592)
Income before income taxes	551,472	530,765	81,696
Income tax expense	(60,809)	(61,515)	(2,880)
Net income	$490,663	$469,250	$78,816
During the year ended December 31, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. During the years ended December 31, 2021 and 2020, intersegment revenue was $0.7 million and $1.3 million, respectively, between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2022, 2021 and 2020.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
18.Subsequent Event
In January 2023, we completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets. The total consideration to acquire Alphazyme consisted of a base cash purchase price of $70.0 million, subject to customary post-closing adjustments, and potential performance payments payable in cash of up to $75.0 million.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of December 31, 2022, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Maravai LifeSciences Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maravai LifeSciences Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ / member’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California
February 28, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2023 Proxy Statement (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2023 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2023 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the 2023 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2023 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.

Part IV.
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1)    Consolidated Financial Statements (included in Item 8):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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

2.1§
Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on August 10, 2021).

2.2§
Amendment No. 1, dated as of September 2, 2021, to the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on September 3, 2021).

2.3
Letter Agreement, dated November 24, 2021, amending the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, Inc., Voyager Group Holdings, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.3 to Maravai LifeSciences Holdings, Inc.'s Form 10-K filed on March 1, 2022).

2.1
Amendment No. 2, dated as of August 30, 2022, to the Agreement and Plan of Merger, dated as of August 5, 2021, among Maravai Life Sciences, LLC (f/k/a Maravai Life Sciences, Inc.), Voyager Group Holdings, Inc., Vector Laboratories, Inc., Maravai LifeSciences Holdings, Inc., and Maravai Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on November 4, 2022).

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

10.2§‡
Supply Agreement, dated as of October 9, 2020, by and among Pfizer Inc., BioNTech SE and TriLink BioTechnologies, LLC (incorporated by reference to Exhibit 10.26 to Maravai LifeSciences Holdings, Inc.’s Form S-1/A filed on November 9, 2020).

Exhibit Number	Description
10.3#‡
Amendment No. 1, effective as of June 6, 2021, to the Supply Agreement, dated as of October 9, 2020, among TriLink Biotechnologies, LLC, Pfizer Inc. and BioNTech SE (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on September 3, 2021).

10.4+§	Form of Senior Management Agreement - Capital Units and Incentive Units

10.5+§	Form of Senior Management Agreement - Incentive Units

10.6+§	Form of Amendment to Senior Management Agreement

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

10.19
Second Amended and Restated Advisory Agreement, dated September 15, 2016, between GTCR Management XI LP, Vector Laboratories, Inc. and TriLink Biotechnologies, LLC (incorporated by reference to Exhibit 10.20 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.20+§
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

10.23
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

10.26+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to Maravai LifeSciences Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 13, 2020).

10.27+§
Employment Agreement of Carl W. Hull, dated November 24, 2020, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull (incorporated by reference to Exhibit 10.8 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.28+
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

10.31+§
Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, Inc., Cygnus Technologies, LLC, MLSC Holdings, LLC and Christine Dolan (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 6, 2022).

10.32+§
Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, LLC, Maravai Intermediate Holdings, LLC and Kurt Oreshack (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 6, 2022).

10.33+§
Employment Agreement, dated as of November 24, 2020 among Maravai LifeSciences Holdings, Inc., Vector Laboratories, Inc. and Lisa Sellers (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 6, 2022).

10.34+§
Employment Agreement of William “Trey” Martin, III, effective as of September 30, 2022, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and William “Trey” Martin, III (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.35+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.36+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.37+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

21.1	List of subsidiaries of Maravai LifeSciences Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit Number	Description
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Maravai LifeSciences Holdings, Inc.

By:	/s/ Carl Hull
Name:	Carl Hull
Title:	Executive Chairman of the Board and
Interim Chief Executive Officer
Date: February 28, 2023

***

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

Signature	Title	Date

	Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)	February 28, 2023
/s/ Carl Hull
Carl Hull

/s/ Kevin Herde	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Kevin Herde

/s/ Sean Cunningham	Director	February 28, 2023
Sean Cunningham

/s/ Benjamin Daverman	Director	February 28, 2023
Benjamin Daverman

/s/ Susannah Gray	Director	February 28, 2023
Susannah Gray

/s/ Robert B. Hance	Director	February 28, 2023
Robert B. Hance

/s/ Jessica Hopfield	Director	February 28, 2023
Jessica Hopfield

/s/ Gregory T. Lucier	Director	February 28, 2023
Gregory T. Lucier

/s/ Luke Marker	Director	February 28, 2023
Luke Marker

/s/ Constantine Mihas	Director	February 28, 2023
Constantine Mihas

/s/ Murali K. Prahalad	Director	February 28, 2023
Murali K. Prahalad