Form 10-Q
period 2023-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2023-05-09
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of May 2, 2023, 131,888,718 shares of the registrant’s Class A common stock were outstanding and 119,094,026 shares of the registrant’s Class B common stock were outstanding.

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
•Ongoing macroeconomic challenges and changes in economic conditions, including adverse developments affecting banks and financial institutions, follow-on effects of those events and related systemic pressures, could negatively impact, directly or indirectly, our and our customers’ current and future business operations and our financial condition, revenue and earnings.
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$628,273	$632,138
Accounts receivable, net	56,273	138,624
Inventory	54,819	43,152
Prepaid expenses and other current assets	25,532	25,798
Government funding receivable	616	8,190
Total current assets	765,513	847,902
Property and equipment, net	87,721	52,694
Goodwill	326,569	283,668
Intangible assets, net	241,578	216,663
Deferred tax assets	766,972	765,799
Other assets	127,035	115,589
Total assets	$2,315,388	$2,282,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,784	$5,991
Accrued expenses and other current liabilities	70,065	53,371
Deferred revenue	2,053	3,088
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	42,254	42,254
Current portion of long-term debt	5,440	5,440
Current portion of finance lease obligations	300	—
Total current liabilities	124,896	110,144
Long-term debt, less current portion	521,161	521,997
Finance lease obligations, less current portion	16,569	—
Deferred tax liabilities	8,680	—
Payable to related parties pursuant to the Tax Receivable Agreement, less current portion	677,392	675,956
Other long-term liabilities	66,052	68,975
Total liabilities	1,414,750	1,377,072
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,789 and 131,692 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,318	1,317
Class B common stock, $0.01 par value - 300,000 shares authorized; 119,094 and 123,669 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,191	1,237
Additional paid-in capital	114,309	137,898
Retained earnings	404,699	404,766
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	521,517	545,218
Non-controlling interest	379,121	360,025
Total stockholders’ equity	900,638	905,243
Total liabilities and stockholders’ equity	$2,315,388	$2,282,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$79,025	$244,293
Operating expenses:
Cost of revenue	33,676	40,032
Selling, general and administrative	38,671	33,200
Research and development	4,145	3,695
Total operating expenses	76,492	76,927
Income from operations	2,533	167,366
Other income (expense):
Interest expense	(11,833)	(2,664)
Interest income	6,045	—
Loss on extinguishment of debt	—	(208)
Change in payable to related parties pursuant to the Tax Receivable Agreement	(1,436)	2,340
Other income	168	7
(Loss) income before income taxes	(4,523)	166,841
Income tax (benefit) expense	(3,175)	19,981
Net (loss) income	(1,348)	146,860
Net (loss) income attributable to non-controlling interests	(1,281)	79,998
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(67)	$66,862

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.00	$0.51
Diluted	$0.00	$0.50

Weighted average number of Class A common shares outstanding:
Basic	131,739	131,489
Diluted	131,739	255,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(1,348)	$146,860
Comprehensive (loss) income attributable to non-controlling interests	(1,281)	79,998
Total comprehensive (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(67)	$66,862
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(26,348)	—	26,392	(2)
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	97	1	—	—	(496)	—	(445)	(940)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	122	—	(122)	—
Stock-based compensation	—	—	—	—	3,133	—	2,854	5,987
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(8,302)	(8,302)
Net loss	—	—	—	—	—	(67)	(1,281)	(1,348)
March 31, 2023	131,789	$1,318	119,094	$1,191	$114,309	$404,699	$379,121	$900,638

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2	—	—	—	34	—	—	34
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(14)	—	14	—
Stock-based compensation	—	—	—	—	1,869	—	1,758	3,627
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(39,889)	(39,889)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	66,862	79,998	146,860
March 31, 2022	131,490	$1,315	123,669	$1,237	$128,584	$251,423	$271,743	$654,302
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net (loss) income	$(1,348)	$146,860
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,080	1,855
Amortization of intangible assets	6,765	5,527
Amortization of right-of-use assets	2,062	1,874
Amortization of deferred financing costs	719	699
Stock-based compensation expense	5,987	3,627
Loss on extinguishment of debt	—	208
Deferred income taxes	(1,520)	13,217
Revaluation of liabilities under the Tax Receivable Agreement	1,436	(2,340)
Other	552	(985)
Changes in operating assets and liabilities:
Accounts receivable	82,407	(2,217)
Inventory	(3,383)	1,201
Prepaid expenses and other assets	(23,012)	2,517
Accounts payable	(235)	1,950
Accrued expenses and other current liabilities	24,225	(4,062)
Deferred revenue	(1,058)	(6,518)
Other long-term liabilities	(10,603)	(1,109)
Net cash provided by operating activities	85,074	162,304
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	(69,731)	(238,836)
Purchases of property and equipment	(7,868)	(2,748)
Proceeds from government assistance allocated to property and equipment	8,028	—
Prepaid lease payments on finance lease yet to commence	(159)	—
Net cash used in investing activities	(69,730)	(241,584)
Financing activities:
Distributions for tax liabilities to non-controlling interests holders	(8,302)	(39,889)
Proceeds from borrowings of long-term debt	—	8,455
Principal repayments of long-term debt	(1,360)	(9,815)
Proceeds from derivative instruments	492	—
Payment of acquisition consideration holdback	(9,706)	—
Shares withheld for employee taxes, net of proceeds from issuance of Class A common stock under employee equity plans	(333)	726
Net cash used in financing activities	(19,209)	(40,523)
Net decrease in cash	(3,865)	(119,803)
Cash, beginning of period	632,138	551,272
Cash, end of period	$628,273	$431,469

Supplemental cash flow information:
Cash paid for interest	$9,593	$1,373

	Three Months Ended March 31,
	2023	2022
Cash (received) paid for income taxes	$(521)	$914

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,175	$1,742
Property and equipment obtained in exchange for finance lease obligations	$17,067	$—
Prepaid lease payments on finance lease yet to commence included in accounts payable and accrued expenses	$20,552	$—
Accrued receivable for capital expenditures to be reimbursed under a government contract	$616	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,931	$773
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$5,289	$7,800
Accrued consideration payable for MyChem acquisition	$—	$10,000
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
The Company is headquartered in San Diego, California, and has two principal businesses: Nucleic Acid Production and Biologics Safety Testing. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
Organization and Organizational Transactions
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
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink”), Glen Research, LLC, MockV Solutions, LLC, Cygnus Technologies, LLC (“Cygnus”) and Alphazyme, LLC (“Alphazyme”) and their respective subsidiaries.
In connection with the Company’s acquisition of Alphazyme (see Note 2), the Company undertook into a series of structuring transactions (the “Structuring Transactions”), including:
•On January 18, 2023, the Company acquired all of the outstanding membership interests in Alphazyme (see Note 2).
•On January 19, 2023, the Company entered into a contribution agreement (the “Contribution Agreement”) with Alphazyme Holdings, Inc. (“Alphazyme Holdings”), a wholly-owned subsidiary of the Company, pursuant to which the Company contributed all such membership interests in Alphazyme (the “Alphazyme Membership Interest”) to Alphazyme Holdings.
•On January 22, 2023, Alphazyme Holdings entered into a contribution and exchange Agreement (the “Contribution and Exchange Agreement”) with Topco LLC, pursuant to which it contributed all of the Alphazyme Membership Interests to TopCo LLC in exchange for 5,059,134 newly-issued LLC Units of Topco LLC at a price per unit of $13.87, which was equal to the 50-day volume-weighted average price of the Company’s Class A common stock as calculated on January 18, 2023 (the “Contribution and Exchange”).
•Immediately following the Contribution and Exchange, the Company entered into a forfeiture agreement (the “Forfeiture Agreement”) with Alphazyme Holdings, TopCo LLC and MLSH 1, a related party, pursuant to which each of the Company (together with Alphazyme Holdings) and MLSH 1 agreed to forfeit 5,059,134 and 4,871,970 LLC Units, respectively, representing 3.7% of the Company’s (together with Alphazyme Holdings) and MLSH 1’s respective LLC Units of Topco LLC, and an equal number of shares of the Company’s Class B common stock, par value $0.01 per share, were forfeited by MLSH 1, in each case for no consideration.
These were considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to the these transactions have been adjusted to combine the previously separate entities for presentation purposes.

Basis of Presentation
The Company operates and controls all of the business and affairs of Topco LLC, and, through Topco LLC and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net (loss) income is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 11), the realizability of our net deferred tax assets, and valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in its 2022 Form 10-K. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of March 31, 2023 and December 31, 2022.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities was $4.8 million as of March 31, 2023 and December 31, 2022. Contract liabilities are expected to be recognized as revenue within the next twelve months.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended March 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$33,415	$7,093	$40,508
Europe, the Middle East and Africa	4,421	4,571	8,992
Asia Pacific	23,551	5,821	29,372
Latin and Central America	64	89	153
Total revenue	$61,451	$17,574	$79,025

	Three Months Ended March 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$79,418	$7,519	$86,937
Europe, the Middle East and Africa	131,350	4,697	136,047
Asia Pacific	12,867	8,328	21,195
Latin and Central America	15	99	114
Total revenue	$223,650	$20,643	$244,293
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
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of March 31, 2023, we held approximately 52.5% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.5% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of March 31, 2023. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income.
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the three months ended March 31, 2023 and 2022, MLSH 1 did not exchange any Paired Interests.
Distributions of $8.3 million and $39.9 million for tax liabilities were made to MLSH 1 during the three months ended March 31, 2023 and 2022, respectively.
Segment Information
The Company operates in two reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The CODM allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States.
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
As of March 31, 2023 and December 31, 2022, the allowance for credit losses was approximately $2.4 million and $2.2 million, respectively. There were no write-offs of accounts receivable during the three months ended March 31, 2023. There was $0.5 million of recoveries during the three months ended March 31, 2023. Write-offs of accounts receivable and recoveries were not significant during the three months ended March 31, 2022.
Net (Loss) Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net (loss) income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock, are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The Company reported net (loss) income attributable to Maravai LifeSciences Holdings, Inc. for the three months ended March 31, 2023 and 2022.
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
As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s current assets and liabilities approximated fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximated carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The purchase price may also include contingent consideration. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration liabilities are recognized at their estimated fair value on the acquisition date. Contingent consideration arrangements that are determined to be compensatory in nature are recognized as post combination expense in our condensed consolidated statements of operations ratably over the implied service period beginning in the period it becomes probable such amounts will become payable. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. The results of acquired businesses are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs directly attributable to acquired businesses are expensed as incurred.
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
Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s condensed consolidated statements of operations. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the condensed consolidated statements of cash flows because the change in fair value is an input in determining net (loss) income. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
	2023	2022
Nacalai USA, Inc.	20.5%	*	28.3%	20.3%
BioNTech SE	*	40.4%	*	12.0%
Pfizer Inc.	*	29.5%	*	19.2%
CureVac N.V.	*	*	*	15.7%
____________________
*Less than 10%
For the three months ended March 31, 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production Segment. For the three months ended March 31, 2022, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by the Nucleic Acid Production segment.
2.Acquisitions
Alphazyme, LLC
On January 18, 2023, the Company completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets. The acquisition will expand the Company’s internal enzyme product portfolio and increase the Company’s differentiated mRNA manufacturing services and product offerings. Alphazyme’s ability to manufacture custom enzymes allows the Company to expand into near adjacent markets and raise our enzyme vertical.
The Company acquired Alphazyme for a total purchase consideration of $75.4 million, subject to customary post-closing adjustments, including a working capital settlement. The total cash consideration was paid using existing cash on hand. The transaction was accounted for as an acquisition of a business as Alphazyme consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the three months ended March 31, 2023, the Company incurred $4.1 million in transaction costs associated with the acquisition of Alphazyme, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire Alphazyme consisted of the following (in thousands):

Cash paid	$70,147
Fair value of contingent consideration	5,289
Total consideration transferred	$75,436

Pursuant to the Securities Purchase Agreement (the “Alphazyme SPA”) between the Company and sellers of Alphazyme, additional payments to the sellers of Alphazyme are dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025 (the “Alphazyme Performance Payments”). The Alphazyme SPA provides for a total maximum Alphazyme Performance Payments of $75.0 million. The Alphazyme Performance Payments were recorded as contingent consideration and was included as part of the purchase consideration. The Company estimated the fair value of the Alphazyme Performance Payments contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on Alphazyme revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 4). As of March 31, 2023, there were no significant changes in the estimated fair value of the Performance Payment compared to its acquisition date fair value.
The Alphazyme SPA also provides that the Company will pay certain employees of Alphazyme an additional amount totaling $9.3 million (the “Alphazyme Retention Payments”) as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. The Company considers the payment of the Alphazyme Retention Payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period of approximately three years. For the three months ended March 31, 2023, the Company recorded a total of $0.4 million of compensation expense related to the Alphazyme Retention Payments within operating expenses in the condensed consolidated statements of operations. The compensation expense recognized within cost of revenue, selling, general and administrative expenses, and research and development expenses is individually immaterial.
The estimated fair values and the allocation of total purchase consideration are preliminary, based upon information available at the time of closing as the Company continues to evaluate underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustments during the measurement period, based upon new information obtained about facts and circumstances that existed at the time of closing.The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$288
Inventory	7,246
Other current assets	660
Intangible assets, net	31,680
Other assets	5,043
Total identifiable assets acquired	44,917
Current liabilities	(482)
Other long-term liabilities	(11,900)
Total liabilities assumed	(12,382)
Net identifiable assets acquired	32,535
Goodwill	42,901
Net assets acquired	$75,436
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with a vertical supply integration. All of the goodwill acquired in connection with the acquisition of Alphazyme was allocated to the Company’s Nucleic Acid Production segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Upon closing of the acquisition, approximately $1.5 million was placed into escrow to cover potential working capital adjustments and approximately $3.0 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the Alphazyme SPA. These amounts are included in the total purchase consideration of $75.4 million. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying condensed consolidated balance sheet as of March 31, 2023.

The following table summarizes the estimated fair values of Alphazyme’s identifiable intangible assets as of the date of acquisition and their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Trade names	$220	5
Developed technology	31,000	12
Customer relationships	460	12
Total	$31,680
The trade name and customer relationship intangible assets are related to Alphazyme’s name, customer loyalty and customer relationships. The developed technology intangible asset is related to its unique manufacturing process optimization capability to both scale production and achieve quality standards. The fair value of these intangible assets was based on Alphazyme’s projected revenues and was estimated using an income approach, specifically the relief from royalty method for trade names, the multi-period excess earnings method for developed technology, and the distributor method for customer relationships. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets were determined based upon the remaining period for which the assets were expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 55.0%, a discount rate of 17.8% and an assumed technical obsolescent curve of 5.0%.
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
For the three months ended March 31, 2022, the Company incurred $3.0 million in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
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
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem were dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “MyChem Performance Payment”). The MyChem SPA provides for a total maximum MyChem Performance Payment of $40.0 million. The MyChem Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. The Company estimated the fair value of the MyChem Performance Payment contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on MyChem revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 4). The performance period applicable to the MyChem Performance Payment ended as of December 31, 2022 and it was determined that none of the defined revenue thresholds were achieved. Consequently, no payment was made to the sellers of MyChem.
The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “MyChem Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the MyChem Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. For each of the three months ended March 31, 2023 and 2022, the Company recorded $1.7 million of compensation expense related to the MyChem Retention Payment within research and development expenses in the condensed consolidated statements of operations.
The MyChem SPA further provides that the Company will pay to the sellers of MyChem an additional amount of up to $10.0 million subject to the completion of certain calculations associated with acquired inventory. During the first quarter of 2023, but subsequent to the end of the measurement period, these calculations were completed and a payment of $9.7 million was made by the Company to the sellers. The remaining $0.3 million was recorded as non-cash gain within current year operations.
The following table summarizes the final allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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
Upon closing of the acquisition, approximately $1.0 million was placed into escrow to cover potential working capital adjustments and approximately $12.5 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the MyChem SPA. These amounts are included in the total purchase consideration of $257.9 million. The Company released the $1.0 million in escrow and paid out an additional $0.1 million related to net working capital adjustments during the fourth quarter of 2022. During the first quarter of 2023, but subsequent to the end of the measurement period, $12.4 million of the amounts in escrow to secure certain representations and warranties was released to the sellers and the remaining $0.1 million was released to the Company for indemnification of pre-closing liabilities, which was recorded within current year operations.

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
3.Goodwill and Intangible Assets
The Company’s goodwill of $326.6 million and $283.7 million as of March 31, 2023 and December 31, 2022, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of March 31, 2023, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment. During the first quarter of 2023, the Company recorded goodwill of $42.9 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2). As of December 31, 2022, the Company had three reporting units, two of which were contained in the Nucleic Acid Production segment. The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2022	$163,740	$119,928	$283,668
Acquisition	42,901	—	42,901
Balance as of March 31, 2023	$206,641	$119,928	$326,569
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.

The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,800	$5,903	$1,897	3 - 10	3.5
Patents and developed technology	319,649	91,169	228,480	10 - 14	9.6
Customer relationships	22,313	11,112	11,201	10 - 12	6.5
Total	$349,762	$108,184	$241,578		9.4

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,580	$5,746	$1,834	3 - 10	3.5
Patents and developed technology	288,649	85,058	203,591	10 - 14	9.5
Customer relationships	21,853	10,615	11,238	10 - 12	6.5
Total	$318,082	$101,419	$216,663		9.3
During the first quarter of 2023, the Company recorded intangible assets of $31.7 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2).
The Company recognized $6.1 million and $4.7 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense for intangible assets that are not directly related to sales-generating activities of $0.7 million and $0.8 million was recorded as selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2023 (remaining nine months)	$20,591
2024	27,478
2025	27,335
2026	27,098
2027	26,082
Thereafter	112,994
Total estimated amortization expense	$241,578

4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$9,992	$—	$9,992
Liabilities
Current portion of contingent consideration	$—	$—	$1,773	$1,773
Contingent consideration - non-current	—	—	3,516	3,516
Total liabilities	$—	$—	$5,289	$5,289

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$11,362	$—	$11,362
Contingent Consideration
In connection with the acquisition of Alphazyme (see Note 2), the Company is required to make contingent payments to the sellers of up to $75.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration has three performance payments spanning over three years beginning 2024. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations.
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment is 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the second quarter of 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in the estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA. The contingent consideration expired as of December 31, 2022 and the revenue thresholds were not achieved.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of December 31, 2022	—
Contingent consideration related to the acquisition of Alphazyme	5,289
Balance as of March 31, 2023	$5,289
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$18,342	$13,486
Work-in-process	22,174	21,950
Finished goods	14,303	7,716
Total inventory	$54,819	$43,152
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Employee related	$20,894	$19,873
Accrued construction costs	21,743	473
Accrued interest payable	8,201	7,700
Operating lease liabilities, current portion	6,746	6,269
Professional services	2,860	4,093
Customer deposits	2,753	1,665
Current portion of contingent consideration	1,773	—
Sales and use tax liability	1,065	1,029
Consideration payable (see Note 2)	—	10,000
Other	4,030	2,269
Total accrued expenses and other current liabilities	$70,065	$53,371
6.Government Assistance
Cooperative Agreement
In May 2022, TriLink entered into a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Defense, as represented by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense on behalf of the Biomedical Advanced Research and Development Authority (“BARDA”), within the U.S. Department of Health and Human Services, to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”).

Pursuant to certain requirements, BARDA awarded TriLink an amount equal to $38.8 million or 50% of the construction and validation costs budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through December 2023, which is the effective date of the Cooperative Agreement through the anticipated date of completion of construction and validation of manufacturing capacity. Amounts reimbursed are subject to audit and may be recaptured by the U.S. Department of Defense in certain circumstances.
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
During the three months ended March 31, 2023, the Company has received $8.0 million of reimbursements under the Cooperative Agreement, with an equal offset recorded to right-of-use assets associated with Flanders I within property and equipment on the condensed consolidated balance sheet. As of March 31, 2023, the Company has recorded a receivable of $0.6 million, with an equal offset to property and equipment.
7.Leases
All of the Company's facilities, including office, laboratory and manufacturing space, are occupied under long-term non-cancelable lease arrangements with various expiration dates through 2038, some of which include options to extend up to 20 years. The Company does not have any leases that include residual value guarantees.
In January 2023, the Company assumed Alphazyme’s existing facility lease in Jupiter, Florida, in connection with the acquisition of Alphazyme (see Note 2). The lease term began in January 2023 and will end in January 2032. The lease is for 10 years with the option to extend for one additional 5-year period.
In February 2023, the Company entered into an agreement to expand the existing Alphazyme facility lease for additional office space. The lease term will run concurrently with and as part of the initial lease term.
In March 2023, the Company’s lease for Flanders I commenced. The Company entered into this lease in August 2021 along with Flanders II. The lease is for eleven years with the option to extend for one additional 5-year period. The Company is reasonably certain to execute the renewal option and has, therefore, recognized this as part of its ROU assets and lease liabilities. The lease includes tenant improvement provisions, rent abatement clauses, and escalating rent payments over the life of the lease.
The following table presents supplemental balance sheet information related to the Company's leases as of the periods presented (in thousands):

	Line Item in the Condensed Consolidated Balance Sheets	March 31, 2023	December 31, 2022
Right-of-use assets
Finance leases	Property and equipment, net	$30,313	$—
Operating leases	Other assets	67,144	63,896
Total right-of-use assets		$97,457	$63,896

Current lease liabilities
Finance leases	Current portion of finance lease obligations	$300	$—
Operating leases	Accrued expenses and other current liabilities	6,746	6,269
Total current lease liabilities		$7,046	$6,269

Non-current lease liabilities
Finance leases	Finance lease obligations, less current portion	$16,569	$—
Operating leases	Other long-term liabilities	53,579	51,556
Total non-current lease liabilities		$70,148	$51,556

The components of the net lease costs for the Company’s operating leases reflected in the Company's consolidated statements of operations were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$3,058	$1,874
Variable lease costs	985	525
Total lease costs	$4,043	$2,399
The Company has one finance lease, which did not commence until the end of March 2023, and therefore no finance lease costs are reflected in the Company’s consolidated statements of operations during the three months ended March 31, 2023.
The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its leases were as follows as of the periods presented:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Finance leases	14.9
Operating leases	7.8	7.9

Weighted average discount rate
Finance leases	7.9%
Operating leases	6.6%	6.5%
Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$2,423	$1,498

Non-cash transactions:
Property and equipment obtained in exchange for finance lease obligations	$17,067	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,931	773
As of March 31, 2023, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

	Finance Leases	Operating Leases	Total
2023 (remaining nine months)	$1,205	$7,886	$9,091
2024	1,650	10,774	12,424
2025	1,699	10,952	12,651
2026	1,750	10,042	11,792
2027	1,803	8,564	10,367
Thereafter	21,871	34,125	55,996
Total minimum lease payments	$29,978	$82,343	$112,321
Less: interest	(13,109)	(22,018)	(35,127)
Total lease liabilities	$16,869	$60,325	$77,194

As of March 31, 2023, the Company has entered into $18.6 million of contractually binding minimum lease payments for a lease executed but not yet commenced. This amount is excluded from the above tables and relates to Flanders II.
8.Long-Term Debt
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries (together with Intermediate, the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a term loan facility and a revolving credit facility. In January 2022, the Company entered into an amendment (the “Amendment”) to refinance the term loan and to address the planned phase out of London Interbank Offered Rate (“LIBOR”), which was replaced with a Term Secured Overnight Financing Rate (“SOFR”) based rate.
The Credit Agreement provides for a $600.0 million term loan facility, maturing October 2027 (the “Tranche B Term Loan”), and a $180.0 million revolving credit facility (the “Revolving Credit Facility”).
As of March 31, 2023, the interest rate on the Tranche B Term Loan was 7.63% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit, which remained unused as of March 31, 2023.
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
The accounting related to entering into the Amendment was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the First Lien Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying condensed consolidated statements of operations during the first quarter of 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility. As of March 31, 2023, unamortized debt issuance costs totaled $2.0 million and are recorded as assets within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Tranche B Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2023, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Tranche B Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio. The Company was in compliance with these covenants as of March 31, 2023.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $10.0 million within other assets with changes in fair value recognized within interest expense in the condensed consolidated statements of operations.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Tranche B Term Loan	$537,200	$538,560
Unamortized debt issuance costs	(10,599)	(11,123)
Total long-term debt	526,601	527,437
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$521,161	$521,997
There were no balances outstanding on the Company’s Revolving Credit Facility as of March 31, 2023 and December 31, 2022.
As of March 31, 2023, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2023 (remaining nine months)	$4,080
2024	5,440
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$537,200
9.Net (Loss) Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share has been calculated by dividing net (loss) income for the period, adjusted for net (loss) income attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net (loss) income per Class A common share attributable to the Company is computed by adjusting the net (loss) income and the weighted average number of Class A common shares outstanding to give effect to potentially diluted securities. In computing the diluted net loss per share for the three months ended March 31, 2023, potentially dilutive Class A common shares were excluded from the diluted loss per share calculation because of their anti-dilutive effect.

The following table presents the computation of basic and diluted net (loss) income per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(1,348)	$146,860
Less: loss (income) attributable to common non-controlling interests	1,281	(79,998)
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—basic	(67)	66,862
Net (loss) income effect of dilutive securities:
Effect of dilutive employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”) and stock options	—	31
Effect of the assumed conversion of Class B common stock	—	61,070
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$(67)	$127,963

Denominator:
Weighted average Class A common shares outstanding—basic	131,739	131,489
Weighted average effect of dilutive securities:
Effect of dilutive ESPP, RSUs and stock options	—	129
Effect of the assumed conversion of Class B common stock	—	123,669
Weighted average Class A common shares outstanding—diluted	131,739	255,287

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.00	$0.51
Diluted	$0.00	$0.50
Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net (loss) income per share for Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs	3,195	—
Stock options	4,528	2,049
Shares estimated to be purchased under the ESPP	26	53
Shares of Class B common stock	131,789	—
Total	139,538	2,102
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per share of Class A common stock attributable to the Company for that period. The Company had contingently issuable PSUs outstanding that did not meet the market and performance conditions as of March 31, 2023 and, therefore, were excluded from the calculation of diluted net (loss) income per share of Class A common stock attributable to the Company. The maximum number of potentially dilutive Class A common shares that could be issued upon vesting for such awards was insignificant as of March 31, 2023. These amounts were also excluded from the potentially dilutive securities in the table above. The Company had no contingently issuable PSUs outstanding as of March 31, 2022.

10.Income Taxes
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
The following table summarizes the Company’s income tax (benefit) expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
(Loss) income before income taxes	$(4,523)	$166,841
Income tax (benefit) expense	$(3,175)	$19,981
Effective tax rate	70.2%	12.0%
The Company’s effective tax rate of 70.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to (loss) income associated with the non-controlling interest and a change in tax (benefit) expense due to adjustments to the deferred tax asset for our investment in Topco LLC which is expected to be recovered at higher state tax rates.
The Company’s effective tax rate of 12.0% three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest.
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
In addition, under the tax rules, Topco LLC is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but are made pro rata based on ownership, Topco LLC is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Topco LLC would have otherwise paid if it were taxed on its taxable income at the assumed income tax rate. Topco LLC is subject to entity level taxation in certain states and certain of its subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying condensed consolidated statements of operations include income tax expense related to those states and to U.S. and foreign jurisdictions where Topco LLC or any of our subsidiaries are subject to income tax.
During the three months ended March 31, 2023, Topco LLC paid tax distributions of $17.4 million to its owners, including $9.1 million to us. During the three months ended March 31, 2022, Topco LLC paid tax distributions of $82.3 million to its owners, including $42.4 million to us.
As of March 31, 2023, no amounts for tax distributions had been accrued as such payments were made during the period.
11.Related Party Transactions
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
As of March 31, 2023, our liability under the TRA is $719.6 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the three months ended March 31, 2023, the Company recognized a loss of $1.4 million on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
During the three months ended March 31, 2023 and 2022, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Contribution, Exchange and Forfeiture Agreement with MLSH 1
In January 2023, the Company undertook Structuring Transactions and executed Contribution, Contribution and Exchange, and Forfeiture Agreements with MLSH 1 (see Note 1).
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three months ended March 31, 2023 and 2022, the Company made distributions of $8.3 million and $39.9 million respectively, for tax liabilities to MLSH 1 under this agreement.
12.Segments
The Company’s financial performance is reported in two segments. A description of each segment follows:
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands). We have revised our presentation for the prior period below to remove the presentation of Total Adjusted EBITDA and reconcile the total of our reportable segments’ measure of profit or loss to (loss) income before income taxes in addition to net (loss) income, and removed corporate costs, net of eliminations from total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to (loss) income before income taxes. Additionally, we have revised our prior year’s presentation of our total reportable segments’ revenue, in which we removed intersegment eliminations from our total reportable segment’s revenue.

	Three Months Ended March 31,
	2023	2022
Revenue:
Nucleic Acid Production	$61,451	$223,650
Biologics Safety Testing	17,574	20,643
Total reportable segments’ revenue	$79,025	$244,293

Segment adjusted EBITDA:
Nucleic Acid Production	$27,873	$182,799
Biologics Safety Testing	13,746	16,532
Total reportable segments’ adjusted EBITDA	41,619	199,331
Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income before income taxes
Amortization	(6,765)	(5,527)
Depreciation	(2,080)	(1,855)
Interest expense	(11,833)	(2,664)
Interest income	6,045	—
Corporate costs, net of eliminations	(17,821)	(12,339)
Other adjustments:
Acquisition integration costs	(2,464)	(4,779)
Stock-based compensation	(5,987)	(3,627)
Merger and acquisition related expenses	(3,291)	(1,188)
Financing costs	—	(1,037)
Tax Receivable Agreement liability adjustment	(1,436)	2,340
Other	(510)	(1,814)
(Loss) income before income taxes	(4,523)	166,841
Income tax benefit (expense)	3,175	(19,981)
Net (loss) income	$(1,348)	$146,860
There was no intersegment revenue during each of the three months ended March 31, 2023 and 2022. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended March 31, 2023 and 2022.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. This discussion and analysis reflects our historical results of operations and financial position and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We were incorporated in August 2020 and, pursuant to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the Organizational Transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the Organizational Transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
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
As of March 31, 2023, we employed a team of over 650 employees, approximately 18% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 51.3% and 35.6% for the three months ended March 31, 2023 and 2022, respectively.
We generated revenue of $79.0 million and $244.3 million for the three months ended March 31, 2023 and 2022, respectively.
Total revenue by segment was $61.5 million in Nucleic Acid Production and $17.6 million in Biologics Safety Testing for the three months ended March 31, 2023. Total revenue by segment was $223.7 million in Nucleic Acid Production and $20.6 million in Biologics Safety Testing for the three months ended March 31, 2022.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $38.7 million and $33.2 million for the three months ended March 31, 2023 and 2022, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $4.1 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Acquisition
In January 2023, we completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets, for a total purchase consideration of $75.4 million. As a result of the acquisition, we own all the outstanding interest in Alphazyme. Our consolidated results of operations for the three months ended March 31, 2023 include the operating results of Alphazyme from the acquisition date. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Since the start of the COVID-19 pandemic in early 2020, our results of operations and cash flows have substantially benefited from the strong demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. We estimate that revenue from COVID-19 related products and services represented approximately 20.1% and 70.8% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. However, we expect that the second quarter of 2022 represented the highest revenue quarter for revenue attributable to our COVID-19 related products and services, with substantial declines in COVID-19 related revenue expected in the future. In addition to the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, our COVID-19 related revenue for 2023 may be negatively impacted by unused inventory of our products that our customers have on hand. We are unable to estimate the impact of this unused inventory on future demand given that our customers generally have not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. The factors that could influence longer-term COVID-19 related revenue include: the emergence, duration and intensity of new virus variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net (loss) income adjusted for interest expense, provision for income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $79.0 million and $244.3 million for the three months ended March 31, 2023 and 2022, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three months ended March 31, 2023 and 2022.

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
We expect that our selling, general and administrative expenses will continue to increase, primarily due to increased headcount and an expanding facilities footprint to support anticipated long-term growth in the business, costs incurred in increasing our presence globally, and increases in marketing activities to drive awareness and adoption of our products and services.
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
We expect that our research and development costs to fluctuate in future periods as we continue our research and development efforts, including meeting our customers’ needs. These costs may fluctuate from period to period due to the timing and scope of our development activities.
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
Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
The Tax Receivable Agreement liability adjustment reflects changes in the Tax Receivable Agreement liability recorded in our condensed consolidated balance sheets primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of March 31, 2023, we held approximately 52.5% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.5% of the outstanding LLC Units of Topco LLC.

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

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands, except per share amounts)
Revenue	$79,025	$244,293	(67.7)%
Operating expenses:
Cost of revenue (1)	33,676	40,032	(15.9)%
Selling, general and administrative (1)	38,671	33,200	16.5%
Research and development (1)	4,145	3,695	12.2%
Total operating expenses	76,492	76,927	(0.6)%
Income from operations	2,533	167,366	(98.5)%
Other income (expense), net	(7,056)	(525)	*
(Loss) income before income taxes	(4,523)	166,841	(102.7)%
Income tax (benefit) expense	(3,175)	19,981	(115.9)%
Net (loss) income	$(1,348)	$146,860	(100.9)%
Net (loss) income attributable to non-controlling interests	(1,281)	79,998	(101.6)%
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(67)	$66,862	(100.1)%

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$0.00	$0.51
Diluted	$0.00	$0.50
Weighted average number of Class A common shares outstanding:
Basic	131,739	131,489
Diluted	131,739	255,287
Non-GAAP measures:
Adjusted EBITDA	$23,798	$186,992
Adjusted Free Cash Flow	$22,653	$184,244
____________________
*     Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change
Cost of revenue	$1,339	$823	62.7%
Selling, general and administrative	4,202	2,633	59.6%
Research and development	446	171	160.8%
Total stock-based compensation expense	$5,987	$3,627	65.1%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Nucleic Acid Production	$61,451	$223,650	(72.5)%	77.8%	91.5%
Biologics Safety Testing	17,574	20,643	(14.9)%	22.2%	8.5%
Total revenue	$79,025	$244,293	(67.7)%	100.0%	100.0%
Total revenue was $79.0 million for the three months ended March 31, 2023 compared to $244.3 million for the three months ended March 31, 2022, representing a decrease of $165.3 million, or 67.7%.
Nucleic Acid Production revenue decreased from $223.7 million for the three months ended March 31, 2022 to $61.5 million for the three months ended March 31, 2023, representing a decrease of $162.2 million, or 72.5%. The decrease in Nucleic Acid Production revenue was primarily driven by decreased revenue from our proprietary CleanCap analogs as demand decreased from COVID-19 vaccine manufacturers. For the three months ended March 31, 2023, we estimate that approximately $15.9 million, or 55.1%, of our $28.9 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the three months ended March 31, 2022, we estimate that approximately $172.9 million, or 94.1%, of our $183.8 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $20.6 million for the three months ended March 31, 2022 to $17.6 million for the three months ended March 31, 2023, representing a decrease of $3.1 million, or 14.9%. The decrease from the prior period was primarily due post-COVID inventory normalization by some customers and an ongoing slow return to work in China, which continued to impact demand for our HCP ELISA kits.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of March 31, 2023, all of our long-lived assets were located within the United States.
The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands). We have revised our presentation for the prior period below to remove the presentation of Total Adjusted EBITDA and reconcile the total of our reportable segments’ measure of profit or loss to (loss) income before income taxes, in addition to net (loss) income, and removed corporate costs, net of eliminations from total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to (loss) income before income taxes. Additionally, we have revised our prior year’s presentation of our total reportable segments’ revenue, in which we removed intersegment eliminations from our total reportable segment’s revenue.

	Three Months Ended March 31,
	2023	2022
Revenue:
Nucleic Acid Production	$61,451	$223,650
Biologics Safety Testing	17,574	20,643
Total reportable segments’ revenue	$79,025	$244,293

Segment adjusted EBITDA:
Nucleic Acid Production	$27,873	$182,799
Biologics Safety Testing	13,746	16,532
Total reportable segments’ adjusted EBITDA	41,619	199,331
Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income before income taxes
Amortization	(6,765)	(5,527)
Depreciation	(2,080)	(1,855)
Interest expense	(11,833)	(2,664)
Interest income	6,045	—
Corporate costs, net of eliminations	(17,821)	(12,339)
Other adjustments:
Acquisition integration costs	(2,464)	(4,779)
Stock-based compensation	(5,987)	(3,627)
Merger and acquisition related expenses	(3,291)	(1,188)
Financing costs	—	(1,037)
Tax Receivable Agreement liability adjustment	(1,436)	2,340
Other	(510)	(1,814)
(Loss) income before income taxes	(4,523)	166,841
Income tax (benefit) expense	3,175	(19,981)
Net (loss) income	$(1,348)	$146,860
There was no intersegment revenue during each of the three months ended March 31, 2023 and 2022. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for each of the three months ended March 31, 2023 and 2022.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net (loss) income to adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(1,348)	$146,860
Add:
Amortization	6,765	5,527
Depreciation	2,080	1,855
Interest expense	11,833	2,664
Interest income	(6,045)	—
Income tax (benefit) expense	(3,175)	19,981
EBITDA	10,110	176,887
Acquisition integration costs (1)	2,464	4,779
Stock-based compensation (2)	5,987	3,627
Merger and acquisition related expenses (3)	3,291	1,188
Financing costs (4)	—	1,037
Tax Receivable Agreement liability adjustment (5)	1,436	(2,340)
Other (6)	510	1,814
Adjusted EBITDA	$23,798	$186,992
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, and retention payments in connection with these acquisitions.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were pursued but not consummated.
(4)Refers to transaction costs related to the refinancing of our long-term debt that are not capitalizable.
(5)Refers to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(6)For the three months ended March 31, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, LLC, and other non-recurring costs. For the three months ended March 31, 2022, refers to the loss recognized during the period associated with certain working capital and other adjustments for the sale of Vector Laboratories, Inc., which was completed in September 2021, and the loss incurred on extinguishment of debt.
Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA	$23,798	$186,992
Capital expenditures (1)	(1,145)	(2,748)
Adjusted Free Cash Flow	$22,653	$184,244
____________________
(1)We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. We revised our capital expenditures definition in the quarter ended March 31, 2023 to exclude the portions in accounts payable and accrued expenses.

Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Cost of revenue	$33,676	$40,032	(15.9)%	42.6%	16.4%
Selling, general and administrative	38,671	33,200	16.5%	48.9%	13.6%
Research and development	4,145	3,695	12.2%	5.3%	1.5%
Total operating expenses	$76,492	$76,927	(0.6)%	96.8%	31.5%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue decreased by $6.4 million from $40.0 million for the three months ended March 31, 2022 to $33.7 million for the three months ended March 31, 2023, or 15.9%. The decrease in cost of revenue was primarily attributable to a decrease in direct product costs of $10.3 million driven by decreased revenues. This was partially offset by an increase in inventory reserve of $2.2 million as a result of lower projected manufacturing demand, and an increase in amortization expense of $1.2 million driven by newly acquired intangible assets.
Gross profit decreased by $158.9 million from $204.3 million for the three months ended March 31, 2022 to $45.3 million for the three months ended March 31, 2023. The decrease in the gross profit margin as a percentage of sales was primarily attributable to a decrease in volume and unfavorable product mix shift, an increase in personnel costs, an increase in reserve for excess and obsolete inventory, and an increase in amortization expense for newly acquired intangible assets.
Selling, General and Administrative
Selling, general and administrative expenses increased by $5.5 million from $33.2 million for the three months ended March 31, 2022 to $38.7 million for the three months ended March 31, 2023, or 16.5%. The increase was primarily driven by an $8.8 million increase in personnel costs driven by additional headcount to support the Company’s anticipated long-term growth. This was partially offset by a decrease of $1.7 million in corporate expenses primarily driven by lower insurance costs and allowance for credit losses, and a $1.3 million decrease in professional service fees including audit fees and non-employee stock-based compensation expense.
Research and Development
Research and development expenses increased by $0.5 million from $3.7 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023, or 12.2%. The increase was primarily driven by a $0.3 million increase in personnel costs relating to the Company’s increased research and development efforts, and a $0.3 million increase in supplies and materials driven by increased headcount. These were partially offset by a decrease of $0.2 million in services fees primarily driven by contracted studies done in the prior year period.

Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Interest expense	$(11,833)	$(2,664)	344.2%	(15.0)%	(1.1)%
Interest income	6,045	—	*	7.7%	—%
Loss on extinguishment of debt	—	(208)	*	—%	(0.1)%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(1,436)	2,340	(161.4)%	(1.8)%	1.0%
Other expense	168	7	*	0.2%	0.0%
Total other expense	$(7,056)	$(525)	*	(8.9)%	(0.2)%
____________________
*Not meaningful
Other expense was $0.5 million for the three months ended March 31, 2022 compared to $7.1 million for the three months ended March 31, 2023, representing an increase of $6.5 million. The increase in expense was primarily attributable to a $9.2 million increase in interest expense driven by higher interest rates in the current year, including a $4.1 million change in fair value of the interest rate cap agreement. The increase was further driven by a $3.8 million change in gain (loss) recognized related to the payable to related parties pursuant to the Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and the corresponding change of our estimated state income tax rate. These increases were partially offset by a $6.0 million increase in interest income for interest earned on our new demand deposits held at financial institutions.
Relationship with GTCR, LLC (“GTCR”)
As of March 31, 2023, investment entities affiliated with GTCR collectively controlled approximately 56% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of the Board and all other corporate decisions.
We made distributions of $8.3 million and $39.9 million during the three months ended March 31, 2023 and 2022, respectively, for tax liabilities to MLSH 1, which is controlled by GTCR and is the only holder of LLC Units other than us and our wholly-owned subsidiaries.
We are also a party to the Tax Receivable Agreement, or TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
No payments were made to MLSH 1 or MLSH 2 pursuant to the TRA during the three months ended March 31, 2023. As of March 31, 2023, our liability under the TRA was $719.6 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.

As of March 31, 2023, we had cash of $628.3 million and retained earnings of $404.7 million. We had a net loss of $1.3 million for the three months ended March 31, 2023. We also had positive cash flows from operations of $85.1 million for the three months ended March 31, 2023.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $719.6 million and to range over the next 14 years from approximately $42.3 million to $63.3 million per year and to decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We made distributions of $8.3 million and $39.9 million during the three months ended March 31, 2023 and 2022, respectively, for tax liabilities to MLSH 1 under this agreement.
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
In January 2022, the Company entered into an amendment (the “Amendment”) to refinance the term loan and to address the planned phase out of London Interbank Offered Rate (“LIBOR”), which is replaced with a Term Secured Overnight Financing Rate (“SOFR”) based rate.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Tranche B Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2023, our first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Tranche B Term Loan out of excess cash flow was not required.
Debt Covenants
The Credit Agreement includes financial covenants. One financial covenant is a consolidated first lien coverage ratio measured as of the last day of each fiscal quarter. Another financial covenant requires that, if as of the end of any fiscal quarter the aggregate amount of letters of credit obligations and borrowings under the Revolving Credit Facility outstanding as of the end of such fiscal quarter (excluding cash collateralized letters of credit obligations and letter of credit obligations in an aggregate amount not in excess of $5.0 million at any time outstanding exceeds 35% of the aggregate amount of all Revolving Credit Commitments in effect as of such date, then the net leverage ratio of Intermediate may not be greater than 8.00 to 1.00. For purposes of this covenant, the net leverage ratio is calculated by dividing outstanding first lien indebtedness (net of cash) by Adjusted EBITDA over the preceding four fiscal quarters.
The Credit Agreement also contains negative and affirmative covenants in addition to the financial covenants, including covenants that restrict our ability to, among other things, incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, and make changes in the nature of the business. The Credit Agreement contains certain events of default, including, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, court ordered judgments and certain changes of control. The Credit Agreement also requires the Company to provide audited consolidated financial statements to the lenders no later than 120 days after year-end.
As of March 31, 2023, we were in compliance with these covenants.
As of March 31, 2023, the interest rate on the Tranche B Term Loan was 7.63%.
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
As of March 31, 2023, our liability under the TRA was $719.6 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$85,074	$162,304
Investing activities	(69,730)	(241,584)
Financing activities	(19,209)	(40,523)
Net decrease in cash	$(3,865)	$(119,803)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $85.1 million, which was primarily attributable to a net cash inflow from the change in our operating assets and liabilities of $68.3 million, non-cash depreciation and amortization of $8.8 million, non-cash amortization of right-of-use assets of $2.1 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash stock-based compensation of $6.0 million, and non-cash loss on the revaluation of liabilities under the TRA of $1.4 million. These were partially offset by a net loss of $1.3 million and non-cash deferred income taxes of $1.5 million.
Net cash provided by operating activities for the three months ended March 31, 2022 was $162.3 million, which was primarily attributable to a net income of $146.9 million, non-cash depreciation and amortization of $7.4 million, non-cash amortization of right-of-use assets of $1.9 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash stock-based compensation of $3.6 million and non-cash deferred income taxes of $13.2 million. These were partially offset by a non-cash gain on the revaluation of liabilities under the TRA of $2.3 million and a net cash outflow from the change in our operating assets and liabilities of $8.2 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $69.7 million, which was primarily comprised of the net cash consideration paid for the acquisition of Alphazyme and net cash outflows of $7.9 million for property and equipment purchases, offset by government funding of $8.0 million.
Net cash used in investing activities for the three months ended March 31, 2022 was $241.6 million, which was primarily comprised of $238.8 million for the net cash consideration paid for the acquisition of MyChem and net cash outflows of $2.7 million for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $19.2 million, which was primarily attributable to a $9.7 million payment of acquisition consideration holdback relating to the acquisition of MyChem, $8.3 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $1.4 million of principal repayments of long-term debt.
Net cash used in financing activities for the three months ended March 31, 2022 was $40.5 million, which was primarily attributable to $39.9 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2023 totaled $1.1 million, which is net of government funding of $8.0 million. Capital expenditures, including costs incurred for lessor improvements, for the year ending December 31, 2023 are projected to be in the range of $57.0 million to $67.0 million, which is net of anticipated government funding of $4.3 million. This primarily includes new facility construction costs recorded as prepaid lease payments and equipment purchases for the Flanders San Diego Facility.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2023 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$74,545	$10,559	$21,680	$18,136	$24,170
Finance leases (2)	18,323	1,614	3,374	3,580	9,755
Debt obligations (3)	537,200	5,440	10,880	520,880	—
TRA payments (4)	719,646	42,254	86,482	89,160	501,750
Unconditional purchase obligations (5)	4,377	1,077	3,300	—	—
Other commitments (6)	18,625	1,640	3,430	3,639	9,916
Total	$1,372,716	$62,584	$129,146	$635,395	$545,591
____________________
(1)Represents operating lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Represents finance lease payment obligations excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)Represents long-term debt principal maturities, excluding interest. See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)Reflects the estimated timing of TRA payments as of March 31, 2023. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
(5)Represents firm purchase commitments to our suppliers.
(6)Represents the estimated timing and amounts of lease payments for Flanders II that is under construction.
Tax distributions are required under the terms of the Topco LLC Agreement. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2023, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of MyChem, we may be required to make certain payments of $20.0 million to its sellers as of the second anniversary of the closing of the acquisition date as long as the sellers of MyChem continue to be employed by TriLink. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
In connection with our acquisition of Alphazyme, we may be required to make certain payments to its sellers and certain employees. We may be required to make additional payments of up to $75.0 million to the sellers of Alphazyme dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025. We may also be required to make certain payments of $9.3 million to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year ended December 31, 2022. Except as noted below, there have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We generally utilize a discounted cash flow method under the income approach to estimate the fair value of identifiable intangible assets acquired in a business combination. For the acquisition of Alphazyme, LLC, the estimated fair value of the developed technology intangible asset was based on the multi-period excess earnings method. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated revenue growth rates, management’s plans, and guideline companies. Some of the more significant assumptions inherent in estimating the fair value of this intangible asset included revenue growth rates ranging from 3.0% to 55.0%, a discount rate of 17.8% and an assumed technical obsolescent curve of 5.0%.
The use of alternative estimates and assumptions could increase or decrease the estimated fair value and amounts allocated to identifiable intangible assets acquired and future amortization expense as well as goodwill.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, if any, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2023, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.

As of March 31, 2023, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $537.2 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of March 31, 2023. For the three months ended March 31, 2023, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.3 million.
We had cash of $628.3 million as of March 31, 2023. Our cash is held in demand deposits and is not subject to market risk.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 48.7% of our revenue for the three months ended March 31, 2023 was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Strategy
Adverse developments affecting the banking system and financial institutions, including bank failures, could adversely affect our and our customers’ current and projected business operations and our financial condition and results of operations.
Concerns have recently emerged with respect to the financial condition of a number of banking organizations in the U.S. and abroad in the wake of the closures of Silicon Valley Bank (“SVB”), Signature Bank, Credit Suisse and First Republic Bank. The closures of SVB, Signature Bank, Credit Suisse and First Republic Bank have resulted in market disruption and volatility, a tightening of the credit markets and exposed potential vulnerabilities and systemic risk in the banking sector, including legal uncertainties. Future adverse developments vis-à-vis other banks and financial institutions or the broader financial services industry could lead to further liquidity shortages, impede our or our customers’ and vendors’ access to working capital, result in less favorable commercial financing terms, and create additional economic uncertainty.
Although we do not hold cash deposits or securities at, nor do we have a lending relationship or other business with, Credit Suisse, SVB, Signature Bank, First Republic Bank or any other regional bank, some of our customers and vendors have or had deposits with such banks. If other banks and financial institutions that we or our customers and vendors have banking and business relationships with enter receivership or become insolvent in the future due to the financial conditions affecting the banking system and financial markets, there are no assurances that we or our customers’ or vendors’ will have full access to their deposits or other sources of liquidity, such as committed credit facilities, nor is it possible to predict that any such bank or financial institution will be able to obtain required liquidity from other banks, government institutions or by acquisition.
While we have taken precautionary measures to mitigate the risk of potential loss related to our corporate banking relationships, such as migrating certain deposit account balances to Institutional Insured Liquid Deposits and utilizing nightly sweeps to U.S. government and treasury money market funds, a significant portion of our daily accessible domestic cash deposits reside in accounts that exceed the current FDIC insurance limits.
If we or our customers and vendors experience a decline in available funding or access to our cash and liquidity resources it could, among other risks, have an adverse impact on our ability to meet our financial obligations, operating expenses, or fulfil our other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our and our customers’ and vendors’ current and/or projected business operations, as well as our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities
During the quarter ended March 31,2023, we had the following unregistered securities transaction:
On January 18, 2023, the Company acquired all of the outstanding membership interests in Alphazyme LLC (“Alphazyme”). On January 19, 2023, the Company entered into a Contribution Agreement with Alphazyme Holdings, Inc., a wholly owned subsidiary of the Company (“Alphazyme Holdings”), pursuant to which the Company contributed all such membership interests in Alphazyme (the “Alphazyme Membership Interest”) to Alphazyme Holdings. On January 22, 2023, Alphazyme Holdings entered into a Contribution and Exchange Agreement with Topco LLC, pursuant to which it contributed all of the Alphazyme Membership Interests to Topco LLC in exchange for 5,059,134 newly-issued LLC Units (the “Common Units”) of Topco LLC at a price per unit of $13.87, which was equal to the 50-day volume-weighted average price of the Company’s Class A common stock as calculated on January 18, 2023 (the “Contribution and Exchange”). Immediately following the Contribution and Exchange, the Company entered into a Forfeiture Agreement with Alphazyme Holdings, Topco LLC and MLSH 1, a related party, pursuant to which each of the Company (together with Alphazyme Holdings) and MLSH 1 agreed to forfeit 5,059,134 and 4,871,970 LLC Units, respectively, representing 3.7% of the Company’s (together with Alphazyme Holdings) and MLSH 1’s respective LLC Units of Topco LLC, and an equal number of shares of the Company’s Class B common stock, par value $0.01 per share, were forfeited by MLSH 1, in each case for no consideration. The Company’s acquisition of Alphazyme allowed the Company to utilize excess cash that had accumulated as a result of quarterly tax distributions it has received from Topco LLC. The Contribution and Exchange Agreement enabled the Company to contribute Alphazyme to Topco LLC where the Company’s other business segments reside, to align with our business objectives in a structurally and tax efficient manner.
The Common Units issued to the Company in connection with the Contribution Agreement were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
On May 8, 2023, the Company entered into an agreement (each, an “A&R Employment Agreement”) with each of Carl Hull, William “Trey” Martin, III, Kevin Herde, Peter Leddy, Ph.D. and Christine Dolan (the “Executives”), which amends and restates each Executive’s employment agreement with the Company to incorporate changes to certain of the severance benefits to which the Executives will be entitled in connection with a termination of employment without Cause or for Good Reason (as applicable), both absent and in connection with a Change in Control (as defined in each A&R Employment Agreement), as summarized below.
Pursuant to the A&R Employment Agreement for each of Messrs. Hull, Martin, and Herde and Dr. Leddy, the Executive’s severance benefits will be amended and restated to provide that upon a termination of employment without Cause or for Good Reason: (i) absent a Change in Control (a “Non-CIC Termination”), the Executive’s severance entitlements will include (a) earned and unpaid annual bonus for the calendar year ending prior to the date of termination (the “Earned Bonus Severance”), (b) continued payment of base salary in substantially equal installments in accordance with the Company’s regular payroll practices (the “Base Salary Severance”) for a period of 12 months, (c) a pro-rata target annual bonus for the year in which termination occurs, calculated based on the number of days the Executive was employed during such year (the “Pro-Rata Bonus Severance”) and (d) subject to the Executive’s timely election of continuation coverage under COBRA, payment of the COBRA premiums for the Executive and the Executive’s eligible dependents, if any, (the “COBRA Severance”) for a period of 12 months, and (ii) that occurs during the 24-month period following a Change in Control (a “CIC Termination”), the Executive’s severance entitlements will include (a) the Earned Bonus Severance, (b) the Base Salary Severance for a period of 24 months, (c) the Pro-Rata Bonus Severance, (d) an amount equal to two times the greatest of the Executive’s (x) target annual bonus for the fiscal year of the Executive’s termination of employment, (y) the calculation of an annual bonus based on (A) Executive’s base salary and annual bonus target in place at the time of the Change in Control and (B) the average of the Company performance achievement percentage applied to calculate annual bonuses under the Company’s annual bonus program with respect to the two fiscal years prior to the fiscal year in which the termination occurs and (z) the annualized amount accrued with respect to the Executive’s annual bonus for the fiscal year in which termination occurs, payable in substantially equal installments over 24 months in accordance with the Company’s regular payroll practices (the “Bonus Severance”) and (e) the COBRA Severance for a period of 18 months.
Pursuant to Ms. Dolan’s A&R Employment Agreement, Ms. Dolan’s severance benefits will be amended and restated to provide that (i) upon a termination of employment without Cause absent a Change in Control, Ms. Dolan’s severance entitlements will include: (a) the Earned Bonus Severance, (b) Base Salary Severance for a period of 12 months, (c) the Pro-Rata Bonus Severance and (d) the COBRA Severance for a period of 12 months, and (ii) pursuant to a CIC Termination without Cause or for Good Reason, Ms. Dolan’s severance entitlements will include: (v) the Earned Bonus Severance, (w) the Base Salary Severance for a period of 24 months, (x) the Pro-Rata Bonus Severance, (y) the Bonus Severance and (z) the COBRA Severance for a period of 18 months.
Pursuant to the A&R Employment Agreement for each of Messrs. Hull, Martin and Herde and Dr. Leddy, the term “Good Reason” that applies in the context of a Non-CIC Termination is amended and restated to include any of the following, in each case, without the Executive’s prior consent: (a) any action by the Company or Employer (as defined in the applicable A&R Employment Agreement) which results in a material reduction in the Executive’s authority, duties or responsibilities, (b) a material reduction in the Executive’s base salary or target annual bonus or (c) the relocation of the Executive’s principal office or place of work to a location that would cause an increase by more than 35 miles in the one-way commuting distance from the

Executive’s principal personal residence to the principal office or business location at which the Executive is then required to perform services.
Pursuant to the A&R Employment Agreement for each of the Executives, the term “Good Reason” that applies in the context of a CIC Termination is amended and restated to include any of the following, in each case, without the Executive’s prior consent: (a) any action by the Company or Employer which results in a material reduction in the Executive’s title, status, authority, duties or responsibilities (in each case consistent with the Executive’s current title), (b) a reduction in the Executive’s base salary, target annual bonus or the target grant date value of the Executive’s annual equity award (in relation to the target for such Executive’s most recent annual equity award prior to the Change in Control or, if no such award, the target for such award for the Company executive most similarly situated to the Executive) or (c) the relocation of the Executive’s principal office or place of work to a location that would cause an increase by more than 35 miles in the one-way commuting distance from the Executive’s principal personal residence at the time of the Change in Control to the principal office or business location at which the Executive is then required to perform services.
Except as otherwise described herein, the terms and conditions of the A&R Employments Agreements are generally consistent with those contained in the prior employment agreements entered into with each of the Executives.
The foregoing is not a complete description of the parties’ rights and obligations under the A&R Employment Agreements and is qualified in its entirety by reference to the full text and terms of the A&R Employment Agreements, which are each attached hereto as Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, Exhibit 10.5 and Exhibit 10.6 and incorporated herein by reference.

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

10.1+*	Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC, and Peter M. Leddy, Ph.D., dated as of June 27, 2022.

10.2+‡*	Amended and Restated Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull, dated as of May 8, 2023.

10.3+‡	Amended and Restated Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and William “Trey” Martin, III, dated as of May 8, 2023.

10.4+‡	Amended and Restated Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Kevin Herde, dated as of May 8, 2023.

10.5+‡	Amended and Restated Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Peter M. Leddy, Ph.D., dated as of May 8, 2023.

10.6+‡	Amended and Restated Employment Agreement by and among Maravai LifeSciences Holdings, Inc., Cygnus Technologies, LLC, MLSC Holdings, LLC and Christine Dolan, dated as of May 8, 2023.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
_______________

+	Indicates a management contract or compensatory plan or agreement.
*	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
‡	Certain portions of this Exhibit that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: May 9, 2023