Form 10-Q
period 2023-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2023-11-08
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of November 1, 2023, 132,188,632 shares of the registrant’s Class A common stock were outstanding and 119,094,026 shares of the registrant’s Class B common stock were outstanding.

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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$579,605	$632,138
Accounts receivable, net	45,674	138,624
Inventory	49,142	43,152
Prepaid expenses and other current assets	22,916	25,798
Government funding receivable	3,528	8,190
Total current assets	700,865	847,902
Property and equipment, net	153,565	52,694
Goodwill	326,029	283,668
Intangible assets, net	227,856	216,663
Deferred tax assets	773,659	765,799
Other assets	85,579	115,589
Total assets	$2,267,553	$2,282,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,424	$5,991
Accrued expenses and other current liabilities	56,042	53,371
Deferred revenue	2,553	3,088
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	4,198	42,254
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	596	—
Total current liabilities	78,253	110,144
Long-term debt, less current portion	519,520	521,997
Finance lease liabilities, less current portion	32,077	—
Deferred tax liabilities	6,690	—
Payable to related parties pursuant to the Tax Receivable Agreement, less current portion	674,201	675,956
Other long-term liabilities	64,531	68,975
Total liabilities	1,375,272	1,377,072
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 131,945 and 131,692 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,319	1,317
Class B common stock, $0.01 par value - 300,000 shares authorized; 119,094 and 123,669 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,191	1,237
Additional paid-in capital	125,088	137,898
Retained earnings	391,696	404,766
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	519,294	545,218
Non-controlling interest	372,987	360,025
Total stockholders’ equity	892,281	905,243
Total liabilities and stockholders’ equity	$2,267,553	$2,282,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$66,865	$191,263	$214,804	$678,288
Operating expenses:
Cost of revenue	36,686	38,176	113,635	115,704
Selling, general and administrative	38,864	30,795	112,912	92,056
Research and development	4,347	5,389	12,686	13,358
Change in estimated fair value of contingent consideration	2,385	—	69	(7,800)
Total operating expenses	82,282	74,360	239,302	213,318
(Loss) income from operations	(15,417)	116,903	(24,498)	464,970
Other income (expense):
Interest expense	(11,637)	(3,136)	(30,492)	(10,234)
Interest income	7,432	—	20,268	—
Loss on extinguishment of debt	—	—	—	(208)
Change in payable to related parties pursuant to the Tax Receivable Agreement	(1,007)	—	(2,342)	2,340
Other income (expense)	66	(4)	(1,386)	(1,272)
(Loss) income before income taxes	(20,563)	113,763	(38,450)	455,596
Income tax (benefit) expense	(5,461)	14,110	(10,057)	52,362
Net (loss) income	(15,102)	99,653	(28,393)	403,234
Net (loss) income attributable to non-controlling interests	(8,640)	55,184	(15,323)	220,663
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(6,462)	$44,469	$(13,070)	$182,571

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.05)	$0.34	$(0.10)	$1.39
Diluted	$(0.05)	$0.34	$(0.10)	$1.37

Weighted average number of Class A common shares outstanding:
Basic	131,930	131,540	131,845	131,518
Diluted	131,930	131,651	131,845	255,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(15,102)	$99,653	$(28,393)	$403,234
Comprehensive (loss) income attributable to non-controlling interests	(8,640)	55,184	(15,323)	220,663
Total comprehensive (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(6,462)	$44,469	$(13,070)	$182,571
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2023	131,901	$1,319	119,094	$1,191	$119,903	$398,158	$377,067	$897,638
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	44	—	—	—	(242)	—	—	(242)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	178	—	(178)	—
Stock-based compensation	—	—	—	—	5,249	—	4,738	9,987
Net loss	—	—	—	—	—	(6,462)	(8,640)	(15,102)
September 30, 2023	131,945	$1,319	119,094	$1,191	$125,088	$391,696	$372,987	$892,281

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(26,348)	—	26,392	(2)
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	253	2	—	—	(208)	—	—	(206)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	493	—	(493)	—
Stock-based compensation	—	—	—	—	13,253	—	11,993	25,246
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(9,607)	(9,607)
Net loss	—	—	—	—	—	(13,070)	(15,323)	(28,393)
September 30, 2023	131,945	$1,319	119,094	$1,191	$125,088	$391,696	$372,987	$892,281

	Three Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2022	131,539	$1,315	123,669	$1,237	$131,373	$322,663	$317,204	$773,792
Effect of exchange of LLC Units	—	—	—	—	—	—	—	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1	—	—	—	25	—	—	25
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(35)	—	35	—
Stock-based compensation	—	—	—	—	2,443	—	2,297	4,740
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	271	—	(36,812)	(36,541)
Net income	—	—	—	—	—	44,469	55,184	99,653
September 30, 2022	131,540	$1,315	123,669	$1,237	$134,077	$367,132	$337,908	$841,669

	Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	52	—	—	—	1,173	—	—	1,173
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(529)	—	529	—
Stock-based compensation	—	—	—	—	6,532	—	6,143	12,675
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	206	—	(119,289)	(119,083)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	182,571	220,663	403,234
September 30, 2022	131,540	$1,315	123,669	$1,237	$134,077	$367,132	$337,908	$841,669
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net (loss) income	$(28,393)	$403,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,966	5,604
Amortization of intangible assets	20,487	18,033
Amortization of operating lease right-of-use assets	6,348	4,437
Amortization of deferred financing costs	2,186	2,134
Stock-based compensation expense	25,246	12,675
Loss on extinguishment of debt	—	208
Deferred income taxes	(9,808)	35,307
Change in estimated fair value of contingent consideration	69	(7,800)
Revaluation of liabilities under the Tax Receivable Agreement	2,342	(2,340)
Other	(4,474)	(5,529)
Changes in operating assets and liabilities:
Accounts receivable	93,180	3,502
Inventory	2,833	(9,814)
Prepaid expenses and other assets	1,761	(36,375)
Accounts payable	3,625	1,890
Accrued expenses and other current liabilities	8,962	14,114
Deferred revenue	(558)	(4,388)
Other long-term liabilities	(14,338)	1,750
Net cash provided by operating activities	118,434	436,642
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	(69,622)	(238,836)
Purchases of property and equipment	(48,754)	(10,876)
Proceeds from government assistance allocated to property and equipment	8,969	—
Proceeds from sale of business, net of cash divested	—	620
Net cash used in investing activities	(109,407)	(249,092)
Financing activities:
Distributions for tax liabilities to non-controlling interest holders	(9,607)	(119,289)
Proceeds from borrowings of long-term debt	—	8,455
Principal repayments of long-term debt	(4,080)	(12,535)
Payments of finance lease liabilities	(190)	—
Proceeds from derivative instruments	3,845	—
Payment of acquisition consideration holdback	(9,706)	—
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	(35,661)	—
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	(6,492)	—
Proceeds from issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	331	1,993
Net cash used in financing activities	(61,560)	(121,376)
Net (decrease) increase in cash and cash equivalents	(52,533)	66,174
Cash and cash equivalents, beginning of period	632,138	551,272

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents, end of period	$579,605	$617,446

Supplemental cash flow information:
Cash paid for interest	$32,188	$11,416
Cash (refunded) paid for income taxes, net	$(3,077)	$19,581

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$3,703	$1,799
Accrued receivable for capital expenditures to be reimbursed under a government contract	$3,528	$1,105
Right-of-use assets obtained in exchange for new finance lease liabilities	$32,862	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,931	$7,872
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$5,289	$7,800
Accrued consideration payable for MyChem acquisition	$—	$10,000
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
The Company is headquartered in San Diego, California, and has two principal businesses: Nucleic Acid Production and Biologics Safety Testing. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
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
•On January 19, 2023, the Company entered into a contribution agreement (the “Contribution Agreement”) with Alphazyme Holdings, Inc. (“Alphazyme Holdings”), a wholly owned subsidiary of the Company, pursuant to which the Company contributed all such membership interests in Alphazyme (the “Alphazyme Membership Interest”) to Alphazyme Holdings.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 12), the realizability of our net deferred tax assets, and the valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in its 2022 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of September 30, 2023 and December 31, 2022.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities was $4.8 million as of September 30, 2023 and December 31, 2022. Contract liabilities are expected to be recognized as revenue within the next twelve months.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended September 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$27,893	$6,622	$34,515
Europe, the Middle East and Africa	3,703	3,919	7,622
Asia Pacific	19,601	5,022	24,623
Latin and Central America	31	74	105
Total revenue	$51,228	$15,637	$66,865

	Nine Months Ended September 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$88,961	$20,392	$109,353
Europe, the Middle East and Africa	21,345	12,418	33,763
Asia Pacific	55,495	15,820	71,315
Latin and Central America	143	230	373
Total revenue	$165,944	$48,860	$214,804

	Three Months Ended September 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$91,130	$6,583	$97,713
Europe, the Middle East and Africa	77,755	4,069	81,824
Asia Pacific	5,931	5,541	11,472
Latin and Central America	65	189	254
Total revenue	$174,881	$16,382	$191,263

	Nine Months Ended September 30, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$252,563	$21,274	$273,837
Europe, the Middle East and Africa	322,566	13,344	335,910
Asia Pacific	48,535	19,474	68,009
Latin and Central America	115	417	532
Total revenue	$623,779	$54,509	$678,288
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
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of September 30, 2023, we held approximately 52.6% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.4% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of September 30, 2023. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income.
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the nine months ended September 30, 2023 and 2022, MLSH 1 did not exchange any Paired Interests.
Distributions of $9.6 million for tax liabilities were made to MLSH 1 during the nine months ended September 30, 2023. Distributions of $36.8 million and $119.3 million for tax liabilities were made to MLSH 1 during the three and nine months ended September 30, 2022, respectively. No such distributions were made during the three months ended September 30, 2023.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value. Cash and cash equivalents consist of deposits held at financial institutions and money market funds.
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

The allowance for credit losses was approximately $2.2 million as of September 30, 2023 and December 31, 2022. Write-offs of accounts receivable were not significant during the three and nine months ended September 30, 2023. There were $0.5 million of recoveries during the nine months ended September 30, 2023. There were no recoveries during the three months ended September 30, 2023. Write-offs of accounts receivable and recoveries were not significant during the three and nine months ended September 30, 2022.
Net (Loss) Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net (loss) income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that together with an equal number of shares of our Class B common stock, are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The Company reported net (loss) income attributable to Maravai LifeSciences Holdings, Inc. for the three and nine months ended September 30, 2023 and 2022.
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
As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s current assets and liabilities approximated fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximated carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022
Nacalai USA, Inc.	22.9%	*	18.5%	*	32.9%	20.3%
BioNTech SE	*	38.7%	*	37.2%	*	12.0%
Pfizer Inc.	*	29.1%	*	30.4%	*	19.2%
CureVac N.V.	*	*	*	*	*	15.7%
____________________
*Less than 10%

For the three and nine months ended September 30, 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production Segment. For the three and nine months ended September 30, 2022, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by the Nucleic Acid Production segment.
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
For the nine months ended September 30, 2023, the Company incurred $4.1 million in transaction costs associated with the acquisition of Alphazyme, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any such transaction costs during the three months ended September 30, 2023.
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
The Alphazyme SPA also provides that the Company will pay certain employees of Alphazyme an additional amount totaling $9.3 million (the “Alphazyme Retention Payments”) as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. The Company considers the payment of the Alphazyme Retention Payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period of approximately three years. For the three and nine months ended September 30, 2023, the Company recorded $0.6 million and $1.6 million, respectively, of compensation expense related to the Alphazyme Retention Payments within selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expense related to the Alphazyme Retention Payments recorded within cost of revenue and research and development expenses were not material.
The Company is in the process of finalizing the evaluation of the income tax implications related to the Structuring Transactions (see Note 1), which may change the allocation of purchase consideration and provisional measurements of deferred tax liabilities and goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$288
Inventory	7,246
Other current assets	660
Intangible assets, net	31,680
Other assets	5,043
Total identifiable assets acquired	44,917
Current liabilities	(482)
Other long-term liabilities	(11,470)
Total liabilities assumed	(11,952)
Net identifiable assets acquired	32,965
Goodwill	42,361
Net assets acquired	$75,326
We recorded the preliminary purchase price allocation in the first quarter of 2023. During the three months ended September 30, 2023, we recorded a measurement period adjustment resulting in a decrease to goodwill of $0.4 million, with an equal offset to other long-term liabilities.
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
Upon closing of the acquisition, approximately $1.5 million was placed into escrow to cover potential working capital adjustments and approximately $3.0 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the Alphazyme SPA. These amounts are included in the total purchase consideration of $75.3 million. The $1.5 million was released from escrow during the second quarter of 2023, of which the Company received $0.1 million related to net working capital adjustments. Because the remaining $3.0 million held in escrow is not controlled by the Company, this amount is not included in the accompanying condensed consolidated balance sheet as of September 30, 2023.
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
The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “MyChem Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the MyChem Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. For the three and nine months ended September 30, 2023, the Company recorded $1.2 million and $3.0 million, respectively, of compensation expense related to the MyChem Retention Payment within cost of revenue in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded $1.3 million and $3.8 million, respectively, of compensation expense related to the MyChem Retention Payment within research and development expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $2.5 million and $6.8 million, respectively, of compensation expense related to the MyChem Retention Payment within research and development expenses in the condensed consolidated statements of operations.
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
3.Goodwill and Intangible Assets
The Company’s goodwill of $326.0 million and $283.7 million as of September 30, 2023 and December 31, 2022, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of September 30, 2023, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment. During the nine months ended September 30, 2023, the Company recorded goodwill of $42.4 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2). As of December 31, 2022, the Company had three reporting units, two of which were contained in the Nucleic Acid Production segment. The Company has not recognized any goodwill impairment in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2022	$163,740	$119,928	$283,668
Acquisition	42,361	—	42,361
Balance as of September 30, 2023	$206,101	$119,928	$326,029
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,800	$6,214	$1,586	3 - 10	3.0
Patents and developed technology	319,649	103,584	216,065	10 - 14	9.1
Customer relationships	22,313	12,108	10,205	10 - 12	6.1
Total	$349,762	$121,906	$227,856		8.9

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade names	$7,580	$5,746	$1,834	3 - 10	3.5
Patents and developed technology	288,649	85,058	203,591	10 - 14	9.5
Customer relationships	21,853	10,615	11,238	10 - 12	6.5
Total	$318,082	$101,419	$216,663		9.3
During the first quarter of 2023, the Company recorded intangible assets of $31.7 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2).

The Company recognized $6.2 million and $18.5 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized $5.6 million and $15.9 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.
Amortization expense for intangible assets that are not directly related to sales-generating activities of $0.7 million and $2.0 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2023, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $0.7 million and $2.2 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2023 (remaining three months)	$6,869
2024	27,478
2025	27,335
2026	27,098
2027	26,082
Thereafter	112,994
Total estimated amortization expense	$227,856
4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$425,367	$—	$—	$425,367
Interest rate cap	—	13,268	—	13,268
Total assets	$425,367	$13,268	$—	$438,635

Liabilities
Contingent consideration, non-current	$—	$—	$5,358	$5,358

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$11,362	$—	$11,362
Contingent Consideration
In connection with the acquisition of Alphazyme (see Note 2), the Company is required to make contingent payments to the sellers of up to $75.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration has three performance payments spanning over three years beginning 2024. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded increases of $2.4 million and $0.1 million, respectively, in the estimated fair value of contingent consideration. These were due to changes in estimates associated with Alphazyme revenue projections reaching thresholds that would trigger a contingent payment per the Alphazyme SPA.
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment was 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the second quarter of 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in the estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA. The contingent consideration expired as of December 31, 2022 and the revenue thresholds were not achieved.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of December 31, 2022	—
Contingent consideration related to the acquisition of Alphazyme	5,289
Change in estimated fair value of contingent consideration	69
Balance as of September 30, 2023	$5,358
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$26,787	$13,486
Work-in-process	12,209	21,950
Finished goods	10,146	7,716
Total inventory	$49,142	$43,152
Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$62,859	$63,896
Interest rate cap	13,268	11,362
Indemnification asset (see Note 2)	6,312	7,682
Prepaid lease payments	—	27,253
Other	3,140	5,396
Total other assets	$85,579	$115,589

6.Government Assistance
Cooperative Agreement
In May 2022, TriLink entered into a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Defense, as represented by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense on behalf of the Biomedical Advanced Research and Development Authority (“BARDA”), within the U.S. Department of Health and Human Services (“HHS”), to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Cooperative Agreement has since transitioned from the U.S. Department of Defense to the HHS as of January 2023. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”), however, the Cooperative Agreement is exclusively involved in Flanders I.
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
Pursuant to certain requirements, BARDA awarded TriLink an amount equal to $38.8 million or 50% of the construction and validation costs budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through January 2034, which is the effective date of the Cooperative Agreement through the anticipated expiration of the 10-year conditional priority access period. Amounts reimbursed are subject to audit and may be recaptured by the HHS in certain circumstances.
During the three and nine months ended September 30, 2023, the Company received $0.3 million and $9.0 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, the Company had not yet received any reimbursements under the Cooperative Agreement. As of September 30, 2023, the Company has recorded a receivable of $3.5 million, with an equal offset to property and equipment.
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

The following table presents supplemental balance sheet information related to the Company's leases as of the periods presented (in thousands):

	Line Item in the Condensed Consolidated Balance Sheets	September 30, 2023	December 31, 2022
Right-of-use assets
Finance leases	Property and equipment, net	$76,656	$—
Operating leases	Other assets	62,859	63,896
Total right-of-use assets		$139,515	$63,896

Current lease liabilities
Finance leases	Current portion of finance lease liabilities	$596	$—
Operating leases	Accrued expenses and other current liabilities	7,093	6,269
Total current lease liabilities		$7,689	$6,269

Non-current lease liabilities
Finance leases	Finance lease liabilities, less current portion	$32,077	$—
Operating leases	Other long-term liabilities	49,953	51,556
Total non-current lease liabilities		$82,030	$51,556
The components of the net lease costs for the Company’s leases reflected in the Company's condensed consolidated statements of operations were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease costs:
Depreciation of leased assets	$1,370	$—	$1,943	$—
Interest on lease liabilities	684	—	1,015	—
Total finance lease costs	2,054	—	2,958	—

Operating lease costs	3,121	2,480	9,299	6,246
Variable lease costs	1,021	790	2,918	1,858
Total lease costs	$6,196	$3,270	$15,175	$8,104
The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its leases were as follows as of the periods presented:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Finance leases	14.4	*
Operating leases	7.4	7.9

Weighted average discount rate:
Finance leases	8.4%	*
Operating leases	6.7%	6.5%
____________________
*The Company did not have any finance leases as of December 31, 2022.

Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's condensed consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$124	$—	$190	$—
Operating cash flows used for finance leases	684	—	1,015	—
Operating cash flows used for operating leases	2,618	1,865	7,658	4,884

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$32,862	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	7,099	3,931	7,872
As of September 30, 2023, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

	Finance Leases	Operating Leases	Total
2023 (remaining three months)	$824	$2,651	$3,475
2024	3,327	10,774	14,101
2025	3,427	10,952	14,379
2026	3,530	10,042	13,572
2027	3,636	8,564	12,200
Thereafter	44,102	34,125	78,227
Total minimum lease payments	58,846	77,108	135,954
Less: interest	(26,173)	(20,062)	(46,235)
Total lease liabilities	$32,673	$57,046	$89,719
8.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $0.3 million and $2.7 million for the three and nine months ended September 30, 2023, respectively. Such amounts were not material for the three and nine months ended September 30, 2022.
As of September 30, 2023, future minimum commitments under these obligations totaled $3.6 million, of which $0.3 million relates to the three months ending December 31, 2023 and $3.3 million relates to the year ending December 31, 2024.
9.Long-Term Debt
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly owned subsidiary of Topco LLC, along with certain of its subsidiaries (together with Intermediate, the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a term loan facility and a revolving credit facility. In January 2022, the Company entered into an amendment (the “Amendment”) to refinance the term loan and to address the planned phase out of London Interbank Offered Rate (“LIBOR”), which was replaced with a Term Secured Overnight Financing Rate (“SOFR”) based rate.

The Credit Agreement provides for a $600.0 million term loan facility, maturing October 2027 (the “Tranche B Term Loan”), and a $180.0 million revolving credit facility (the “Revolving Credit Facility”).
As of September 30, 2023, the interest rate on the Tranche B Term Loan was 8.32% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit. As of September 30, 2023, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability of credit under the Revolving Credit Facility by $0.5 million.
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
We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility. As of September 30, 2023, unamortized debt issuance costs totaled $1.6 million and are recorded as assets within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Tranche B Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2023, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Tranche B Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million. The Company was in compliance with these covenants as of September 30, 2023.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $13.3 million within other assets with changes in fair value recognized within interest expense in the condensed consolidated statements of operations.

The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Tranche B Term Loan	$534,480	$538,560
Unamortized debt issuance costs	(9,520)	(11,123)
Total long-term debt	524,960	527,437
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$519,520	$521,997
There were no balances outstanding on the Company’s Revolving Credit Facility as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, the aggregate future principal maturities of the Company’s debt obligations for each of the next five years, based on contractual due dates, were as follows (in thousands):

2023 (remaining three months)	$1,360
2024	5,440
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$534,480
10.Net (Loss) Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share has been calculated by dividing net (loss) income for the period, adjusted for net (loss) income attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net (loss) income per Class A common share attributable to the Company is computed by adjusting the net (loss) income and the weighted average number of Class A common shares outstanding to give effect to potentially diluted securities. In computing the diluted net loss per share for the three and nine months ended September 30, 2023, potentially dilutive Class A common shares were excluded from the diluted loss per share calculation because of their anti-dilutive effect.

The following table presents the computation of basic and diluted net (loss) income per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(15,102)	$99,653	$(28,393)	$403,234
Less: loss (income) attributable to common non-controlling interests	8,640	(55,184)	15,323	(220,663)
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—basic	(6,462)	44,469	(13,070)	182,571
Net (loss) income effect of dilutive securities:
Effect of dilutive employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”) and stock options	—	18	—	90
Effect of the assumed conversion of Class B common stock	—	—	—	168,454
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$(6,462)	$44,487	$(13,070)	$351,115

Denominator:
Weighted average Class A common shares outstanding—basic	131,930	131,540	131,845	131,518
Weighted average effect of dilutive securities:
Effect of dilutive ESPP, RSUs and stock options	—	111	—	136
Effect of the assumed conversion of Class B common stock	—	—	—	123,669
Weighted average Class A common shares outstanding—diluted	131,930	131,651	131,845	255,323

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.05)	$0.34	$(0.10)	$1.39
Diluted	$(0.05)	$0.34	$(0.10)	$1.37
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
The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	3,768	—	3,209	—
Stock options	4,524	2,338	4,524	2,338
Shares estimated to be purchased under the ESPP	9	93	8	21
Shares of Class B common stock	119,094	131,540	119,094	—
Total	127,395	133,971	126,835	2,359
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per share of Class A common stock attributable to the Company for that period. The Company had contingently issuable PSUs outstanding that did not meet the market and performance conditions as of September 30, 2023 and, therefore, were excluded from the calculation of diluted net (loss) income per share of Class A common stock attributable to the Company. The maximum number of potentially dilutive Class A common shares that could be issued upon vesting for such awards was insignificant as of September 30, 2023. These amounts were also excluded from the potentially dilutive securities in the table above. The Company had no contingently issuable PSUs outstanding as of September 30, 2022.
11.Income Taxes
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
The following table summarizes the Company’s income tax (benefit) expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) income before income taxes	$(20,563)	$113,763	$(38,450)	$455,596
Income tax (benefit) expense	$(5,461)	$14,110	$(10,057)	$52,362
Effective tax rate	26.6%	12.4%	26.2%	11.5%
The Company’s effective tax rates of 26.6% and 26.2% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to (loss) income associated with the non-controlling interest, changes to our deferred tax assets due to changes in estimates associated with our state income tax rate, and the release of a previous uncertain tax position due to statue expiration.
The Company’s effective tax rates of 12.4% and 11.5% for the three and nine months ended September 30, 2022, respectively, differed from the U.S. federal statutory rate of 21.0%, primarily due to income associated with the non-controlling interest.
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
During the three months ended September 30, 2023, Topco LLC did not pay any tax distributions to its owners. During the nine months ended September 30, 2023 Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to us.
During the three months ended September 30, 2022, Topco LLC paid tax distributions of $75.7 million to its owners, including $38.9 million to us. During the nine months ended September 30, 2022, Topco LLC paid tax distributions of $246.1 million to its owners, including $126.8 million to us.
As of September 30, 2023, no amounts for tax distributions had been accrued as such payments were made during the period.
12.Related Party Transactions
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
As of September 30, 2023, our liability under the TRA is $678.4 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings we anticipate being able to utilize in future years. During the three and nine months ended September 30, 2023, the Company recognized losses of $1.0 million and $2.3 million, respectively, on TRA liability adjustment reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefit. The remeasurement was primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the nine months ended September 30, 2023, of which $0.4 million was related to interest. No payments were made during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
Contribution, Exchange and Forfeiture Agreement with MLSH 1
In January 2023, the Company undertook Structuring Transactions and executed Contribution, Contribution and Exchange, and Forfeiture Agreements with MLSH 1 (see Note 1).
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the nine months ended September 30, 2023, the Company made distributions of $9.6 million for tax liabilities to MLSH 1 under this agreement. During the three and nine months ended September 30, 2022, the Company made distributions of $36.8 million and $119.3 million, respectively, for tax liabilities to MLSH 1 under this agreement. No such distributions were made during the three months ended September 30, 2023.
13.Segments
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

The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Nucleic Acid Production	$51,228	$174,881	$165,944	$623,786
Biologics Safety Testing	15,638	16,382	48,863	54,509
Total reportable segments’ revenue	66,866	191,263	214,807	678,295
Intersegment eliminations	(1)	—	(3)	(7)
Total	$66,865	$191,263	$214,804	$678,288

Segment adjusted EBITDA:
Nucleic Acid Production	$16,591	$133,816	$58,656	$502,906
Biologics Safety Testing	11,246	12,997	35,307	43,631
Total reportable segments’ adjusted EBITDA	27,837	146,813	93,963	546,537
Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income before income taxes
Amortization	(6,870)	(6,254)	(20,487)	(18,033)
Depreciation	(4,071)	(1,857)	(8,966)	(5,604)
Interest expense	(11,637)	(3,136)	(30,492)	(10,234)
Interest income	7,432	—	20,268	—
Corporate costs, net of eliminations	(15,937)	(14,296)	(49,188)	(38,549)
Other adjustments:
Acquisition contingent consideration	(2,385)	—	(69)	7,800
Acquisition integration costs	(3,268)	(2,760)	(9,198)	(10,642)
Stock-based compensation	(9,987)	(4,740)	(25,246)	(12,675)
Merger and acquisition related expenses	(46)	—	(3,708)	(1,195)
Financing costs	—	(7)	—	(1,071)
Acquisition related tax adjustment	77	—	(1,370)	(1,264)
Tax Receivable Agreement liability adjustment	(1,007)	—	(2,342)	2,340
Other	(701)	—	(1,615)	(1,814)
(Loss) income before income taxes	(20,563)	113,763	(38,450)	455,596
Income tax benefit (expense)	5,461	(14,110)	10,057	(52,362)
Net (loss) income	$(15,102)	$99,653	$(28,393)	$403,234
During the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. There was no intersegment revenue during the three months ended September 30, 2022. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three and nine months ended September 30, 2023 and 2022.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
14.Subsequent Event
In November 2023, the Company announced a cost realignment initiative that is expected to result in the termination of approximately 15% of the Company’s workforce. As a result, the Company currently estimates it will incur one-time costs of approximately $5.0 million, consisting primarily of cash severance expenses, which the Company expects to recognize in the fourth quarter of 2023. The estimated expenses are subject to a number of assumptions and actual results may differ materially from the estimated amount. The Company may also incur additional expenses not currently contemplated due to events that may occur as a result of, or in connection with, the cost realignment initiative.

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
As of September 30, 2023, we employed a team of over 670 employees, approximately 21% of whom have advanced degrees. We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are sold through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 51.6% and 50.9% for the three and nine months ended September 30, 2023, respectively. The percentage of our total revenue derived from customers in North America was 51.1% and 40.4% for the three and nine months ended September 30, 2022, respectively.
We generated revenue of $66.9 million and $214.8 million for the three and nine months ended September 30, 2023, respectively, and $191.3 million and $678.3 million for the three and nine months ended September 30, 2022, respectively.
Total revenue by segment was $51.2 million in Nucleic Acid Production and $15.6 million in Biologics Safety Testing for the three months ended September 30, 2023, compared to $174.9 million and $16.4 million, respectively, for the three months ended September 30, 2022.
Total revenue by segment was $165.9 million in Nucleic Acid Production and $48.9 million in Biologics Safety Testing for the nine months ended September 30, 2023, compared to $623.8 million and $54.5 million, respectively, for the nine months ended September 30, 2022.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $38.9 million and $112.9 million for the three and nine months ended September 30, 2023, respectively, and $30.8 million and $92.1 million for the three and nine months ended September 30, 2022, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $4.3 million and $12.7 million for the three and nine months ended September 30, 2023, respectively, and $5.4 million and $13.4 million for the three and nine months ended September 30, 2022, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Acquisition
In January 2023, we completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets, for a total purchase consideration of $75.3 million. As a result of the acquisition, we own all the outstanding interest in Alphazyme. Our consolidated results of operations for the three and nine months ended September 30, 2023 include the operating results of Alphazyme from the acquisition date. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Our results of operations and cash flows during each of the years ended December 31, 2022, 2021 and 2020 substantially benefited from the demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA, which are used by our customers in the production of COVID-19 vaccines. As a result of the general decrease in market demand for COVID-19 related products and services, including the supply and manufacture of COVID-19 vaccines, and in particular, following the end of U.S. federal public health emergency declaration and World Health Organization declaration of the end of the pandemic in early May 2022, we expect to continue to see substantial sequential declines in COVID-19 related revenue.
We estimate that revenue from COVID-19 related products and services represented approximately 22.3% and 19.7% of our total revenues for the three and nine months ended September 30, 2023, respectively, and 66.1% and 70.2% of our total revenues for the three and nine months ended September 30, 2022, respectively. We believe that the second quarter of 2022 will have represented the highest revenue quarter for revenue attributable to our COVID-19 related products and services, and have experienced substantial declines in COVID-19 related revenue since such quarter as a result of the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, including the supply and manufacture of COVID-19 related vaccines, and the World Health Organization declaring an end to the COVID-19 pandemic. We expect further declines in COVID-19 related revenue for these reasons, as well as a result of unused inventory of our products that our customers have on hand. We are currently unable to fully estimate the impact of this unused inventory on our future COVID-19 related revenue, nor are we able to predict when our customers will resume purchasing COVID-19 related products given that our customers generally have not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. The factors that could influence longer-term COVID-19 related revenue include: the emergence, duration and intensity of new virus variants; competition faced by our customers from other COVID-19 vaccine manufacturers or developers of alternative treatments; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
Other Trends and Uncertainties
While we believe that the long-term trend of biopharmaceutical customers relying on outside parties to provide important inputs and services for their clinical research and manufacturing remains a long-term growth driver for us, we believe that recent industry trends and uncertainties, including changes in our customers’ spending priorities and budgetary policies and practices, which negatively impacted our revenue and operating results in the three quarters of 2023, may continue and result in slower growth and/or cause a further decline in our revenues during the fourth quarter of 2023. These trends and uncertainties, which we primarily attribute to lower levels of investment in the research and development funding of early-stage biotechnology companies and declines and uncertainties in the capital markets amidst ongoing negative macroeconomic challenges, has and may continue to cause those companies to take action to conserve capital, resulting in a potential reduction in research and development spending across the markets in which we participate.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $66.9 million and $214.8 million for the three and nine months ended September 30, 2023, respectively, and $191.3 million and $678.3 million for the three and nine months ended September 30, 2022, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.

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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and nine months ended September 30, 2023 and 2022.
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
We expect that our selling, general and administrative expenses will continue to increase, primarily due to an expanding facilities footprint to support anticipated long-term growth in the business, costs incurred in increasing our presence globally, and increases in marketing activities to drive awareness and adoption of our products and services.
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
Interest Income
Interest income consists of interest earned on our cash balances and short-term investments in money market funds held at financial institutions.

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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of September 30, 2023, we held approximately 52.6% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.4% of the outstanding LLC Units of Topco LLC.
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

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands, except per share amounts)
Revenue	$66,865	$191,263	(65.0)%
Operating expenses:
Cost of revenue (1)	36,686	38,176	(3.9)%
Selling, general and administrative (1)	38,864	30,795	26.2%
Research and development (1)	4,347	5,389	(19.3)%
Change in estimated fair value of contingent consideration	2,385	—	*
Total operating expenses	82,282	74,360	10.7%
(Loss) income from operations	(15,417)	116,903	(113.2)%
Other income (expense), net	(5,146)	(3,140)	63.9%
(Loss) income before income taxes	(20,563)	113,763	(118.1)%
Income tax (benefit) expense	(5,461)	14,110	(138.7)%
Net (loss) income	(15,102)	99,653	(115.2)%
Net (loss) income attributable to non-controlling interests	(8,640)	55,184	(115.7)%
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(6,462)	$44,469	(114.5)%

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.05)	$0.34
Diluted	$(0.05)	$0.34
Weighted average number of Class A common shares outstanding:
Basic	131,930	131,540
Diluted	131,930	131,651
Non-GAAP measures:
Adjusted EBITDA	$11,900	$132,517
Adjusted Free Cash Flow	$379	$116,882

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands, except per share amounts)
Revenue	$214,804	$678,288	(68.3)%
Operating expenses:
Cost of revenue (1)	113,635	115,704	(1.8)%
Selling, general and administrative (1)	112,912	92,056	22.7%
Research and development (1)	12,686	13,358	(5.0)%
Change in estimated fair value of contingent consideration	69	(7,800)	(100.9)%
Total operating expenses	239,302	213,318	12.2%
(Loss) income from operations	(24,498)	464,970	(105.3)%
Other income (expense), net	(13,952)	(9,374)	48.8%
(Loss) income before income taxes	(38,450)	455,596	(108.4)%
Income tax (benefit) expense	(10,057)	52,362	(119.2)%
Net (loss) income	(28,393)	403,234	(107.0)%
Net (loss) income attributable to non-controlling interests	(15,323)	220,663	(106.9)%
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(13,070)	$182,571	(107.2)%

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.10)	$1.39
Diluted	$(0.10)	$1.37
Weighted average number of Class A common shares outstanding:
Basic	131,845	131,518
Diluted	131,845	255,323
Non-GAAP measures:
Adjusted EBITDA	$44,775	$507,988
Adjusted Free Cash Flow	$4,990	$479,633
____________________
*    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change
Cost of revenue	$2,169	$1,129	92.1%
Selling, general and administrative	7,094	3,288	115.8%
Research and development	724	323	124.1%
Total stock-based compensation expense	$9,987	$4,740	110.7%

	Nine Months Ended September 30,
	2023	2022	Change
Cost of revenue	$5,676	$2,956	92.0%
Selling, general and administrative	17,647	8,984	96.4%
Research and development	1,923	735	161.6%
Total stock-based compensation expense	$25,246	$12,675	99.2%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Nucleic Acid Production	$51,228	$174,881	(70.7)%	76.6%	91.4%
Biologics Safety Testing	15,637	16,382	(4.5)%	23.4%	8.6%
Total revenue	$66,865	$191,263	(65.0)%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Nucleic Acid Production	$165,944	$623,779	(73.4)%	77.3%	92.0%
Biologics Safety Testing	48,860	54,509	(10.4)%	22.7%	8.0%
Total revenue	$214,804	$678,288	(68.3)%	100.0%	100.0%
Comparison of Three Months Ended September 30, 2023 and 2022
Total revenue was $66.9 million for the three months ended September 30, 2023 compared to $191.3 million for the three months ended September 30, 2022, representing a decrease of $124.4 million, or 65.0%.
Nucleic Acid Production revenue decreased from $174.9 million for the three months ended September 30, 2022 to $51.2 million for the three months ended September 30, 2023, representing a decrease of $123.7 million, or 70.7%. The decrease in Nucleic Acid Production revenue was primarily driven by decreased revenue from our proprietary CleanCap analogs as demand decreased from COVID-19 vaccine manufacturers. For the three months ended September 30, 2023, we estimate that approximately $14.9 million, or 60.4%, of our $24.7 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the three months ended September 30, 2022, we estimate that approximately $126.5 million, or 92.7%, of our $136.5 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $16.4 million for the three months ended September 30, 2022 to $15.6 million for the three months ended September 30, 2023, representing a decrease of $0.7 million, or 4.5%. The decrease from the prior period was not significant.
Comparison of Nine Months Ended September 30, 2023 and 2022
Total revenue was $214.8 million for the nine months ended September 30, 2023 compared to $678.3 million for the nine months ended September 30, 2022, representing a decrease of $463.5 million, or 68.3%.
Nucleic Acid Production revenue decreased from $623.8 million for the nine months ended September 30, 2022 to $165.9 million for the nine months ended September 30, 2023, representing a decrease of $457.8 million, or 73.4%. The decrease in Nucleic Acid Production revenue was primarily driven by decreased revenue from our proprietary CleanCap analogs as demand decreased from COVID-19 vaccine manufacturers. For the nine months ended September 30, 2023, we estimate that approximately $42.4 million, or 52.4%, of our $80.9 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the nine months ended September 30, 2022, we estimate that approximately $476.2 million, or 93.2%, of our $511.0 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $54.5 million for the nine months ended September 30, 2022 to $48.9 million for the nine months ended September 30, 2023, representing a decrease of $5.6 million, or 10.4%. The decrease from the prior period was primarily due to an industry-wide weak demand environment and slowdowns in biologics manufacturing in the Asia Pacific region, which continued to impact demand for our HCP ELISA kits.
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
As of September 30, 2023, all of our long-lived assets were located within the United States.
The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Nucleic Acid Production	$51,228	$174,881	$165,944	$623,786
Biologics Safety Testing	15,638	16,382	48,863	54,509
Total reportable segments’ revenue	66,866	191,263	214,807	678,295
Intersegment eliminations	(1)	—	(3)	(7)
Total	$66,865	$191,263	$214,804	$678,288

Segment adjusted EBITDA:
Nucleic Acid Production	$16,591	$133,816	$58,656	$502,906
Biologics Safety Testing	11,246	12,997	35,307	43,631
Total reportable segments’ adjusted EBITDA	27,837	146,813	93,963	546,537
Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income before income taxes
Amortization	(6,870)	(6,254)	(20,487)	(18,033)
Depreciation	(4,071)	(1,857)	(8,966)	(5,604)
Interest expense	(11,637)	(3,136)	(30,492)	(10,234)
Interest income	7,432	—	20,268	—
Corporate costs, net of eliminations	(15,937)	(14,296)	(49,188)	(38,549)
Other adjustments:
Acquisition contingent consideration	(2,385)	—	(69)	7,800
Acquisition integration costs	(3,268)	(2,760)	(9,198)	(10,642)
Stock-based compensation	(9,987)	(4,740)	(25,246)	(12,675)
Merger and acquisition related expenses	(46)	—	(3,708)	(1,195)
Financing costs	—	(7)	—	(1,071)
Acquisition related tax adjustment	77	—	(1,370)	(1,264)
Tax Receivable Agreement liability adjustment	(1,007)	—	(2,342)	2,340
Other	(701)	—	(1,615)	(1,814)
(Loss) income before income taxes	(20,563)	113,763	(38,450)	455,596
Income tax (benefit) expense	5,461	(14,110)	10,057	(52,362)
Net (loss) income	$(15,102)	$99,653	$(28,393)	$403,234
During the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. There was no intersegment revenue during the three months ended September 30, 2022. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for each of the three and nine months ended September 30, 2023 and 2022.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net (loss) income to adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(15,102)	$99,653	$(28,393)	$403,234
Add:
Amortization	6,870	6,254	20,487	18,033
Depreciation	4,071	1,857	8,966	5,604
Interest expense	11,637	3,136	30,492	10,234
Interest income	(7,432)	—	(20,268)	—
Income tax (benefit) expense	(5,461)	14,110	(10,057)	52,362
EBITDA	(5,417)	125,010	1,227	489,467
Acquisition contingent consideration (1)	2,385	—	69	(7,800)
Acquisition integration costs (2)	3,268	2,760	9,198	10,642
Stock-based compensation (3)	9,987	4,740	25,246	12,675
Merger and acquisition related expenses (4)	46	—	3,708	1,195
Financing costs (5)	—	7	—	1,071
Acquisition related tax adjustment (6)	(77)	—	1,370	1,264
Tax Receivable Agreement liability adjustment (7)	1,007	—	2,342	(2,340)
Other (8)	701	—	1,615	1,814
Adjusted EBITDA	$11,900	$132,517	$44,775	$507,988
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
(6)Refers to non-cash (income) expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022.
(7)Refers to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(8)For the three and nine months ended September 30, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, certain working capital and other adjustments related to the acquisition of MyChem, and other non-recurring costs. For the nine months ended September 30, 2022, refers to the loss recognized during the period associated with certain working capital and other adjustments related to the sale of Vector Laboratories, Inc., which was completed in September 2021, and the loss incurred on extinguishment of debt.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA	$11,900	$132,517	$44,775	$507,988
Capital expenditures (1)	(11,521)	(15,635)	(39,785)	(28,355)
Adjusted Free Cash Flow	$379	$116,882	$4,990	$479,633
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
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Cost of revenue	$36,686	$38,176	(3.9)%	54.9%	20.0%
Selling, general and administrative	38,864	30,795	26.2%	58.1%	16.1%
Research and development	4,347	5,389	(19.3)%	6.5%	2.8%
Change in estimated fair value of contingent consideration	2,385	—	*	3.6%	—%
Total operating expenses	$82,282	$74,360	10.7%	123.1%	38.9%

	Nine Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Cost of revenue	$113,635	$115,704	(1.8)%	52.9%	17.1%
Selling, general and administrative	112,912	92,056	22.7%	52.6%	13.6%
Research and development	12,686	13,358	(5.0)%	5.9%	2.0%
Change in estimated fair value of contingent consideration	69	(7,800)	(100.9)%	0.0%	(1.2)%
Total operating expenses	$239,302	$213,318	12.2%	111.4%	31.5%
____________________
*Not meaningful
Cost of Revenue
Comparison of Three Months Ended September 30, 2023 and 2022
Cost of revenue decreased by $1.5 million from $38.2 million for the three months ended September 30, 2022 to $36.7 million for the three months ended September 30, 2023, or 3.9%. The decrease in cost of revenue was primarily attributable to a decrease of $11.9 million in direct product costs driven by decreased revenues and a decrease of $0.8 million in professional service fees. These were partially offset by an increase of $5.3 million due to lower direct labor and overhead expense absorption, an increase of $4.3 million in personnel costs primarily driven by additional headcount to support expanded manufacturing capacity and additional headcount related to the acquisition of Alphazyme, an increase of $1.0 million in depreciation and amortization expense due to new equipment and newly acquired intangible assets, and an increase of $0.6 million in facilities costs driven by new facilities.
Gross profit decreased by $122.9 million from $153.1 million for the three months ended September 30, 2022 to $30.2 million for the three months ended September 30, 2023. The decrease in the gross profit margin as a percentage of sales was primarily attributable to a decrease in volume, unfavorable product mix shift, and an overall increase in the cost of revenue as a percentage of sales as the result of higher labor and facility costs, depreciation and amortization, and lower manufacturing throughput and related absorption which increased the direct labor and overhead expenses incurred into cost of revenue in the period.
Comparison of Nine Months Ended September 30, 2023 and 2022
Cost of revenue decreased by $2.1 million from $115.7 million for the nine months ended September 30, 2022 to $113.6 million for the nine months ended September 30, 2023, or 1.8%. The decrease in cost of revenue compared to the prior period was primarily attributable to a decrease of $31.3 million in direct product costs driven by decreased revenues and a decrease of $0.5 million in supplies and materials. These were partially offset by an increase of $13.8 million in personnel costs primarily driven by additional headcount to support expanded manufacturing capacity and additional headcount related to the acquisition of Alphazyme, an increase of $11.6 million due to lower direct labor and overhead expense absorption, an increase of $3.2 million in depreciation and amortization expense due to new equipment and newly acquired intangible assets, and an increase of $1.1 million in facilities costs driven by new facilities.
Gross profit decreased by $461.4 million from $562.6 million for the nine months ended September 30, 2022 to $101.2 million for the nine months ended September 30, 2023. The decrease in the gross profit margin as a percentage of sales was primarily attributable to a decrease in volume, unfavorable product mix shift, an overall increase in the cost of revenue as a percentage of sales as the result of higher labor and facility costs, depreciation and amortization, and lower manufacturing throughput and related absorption which increased the direct labor and overhead expenses incurred into cost of revenue in the period.
Selling, General and Administrative
Comparison of Three Months Ended September 30, 2023 and 2022
Selling, general and administrative expenses increased by $8.1 million from $30.8 million for the three months ended September 30, 2022 to $38.9 million for the three months ended September 30, 2023, or 26.2%. The increase was primarily driven by an increase of $6.3 million in personnel costs driven by additional headcount to support the Company’s long-term strategic growth initiatives and an increase of $1.8 million in depreciation expense driven by new facilities.
Comparison of Nine Months Ended September 30, 2023 and 2022
Selling, general and administrative expenses increased by $20.9 million from $92.1 million for the nine months ended September 30, 2022 to $112.9 million for the nine months ended September 30, 2023, or 22.7%. The increase was primarily driven by an increase of $20.2 million in personnel costs driven by additional headcount to support the Company’s long-term strategic growth initiatives.
Research and Development
Comparison of Three Months Ended September 30, 2023 and 2022
Research and development expenses decreased by $1.0 million from $5.4 million for the three months ended September 30, 2022 to $4.3 million for the three months ended September 30, 2023, or 19.3%. The decrease in expenses compared to the prior period was primarily driven by a decrease of $0.8 million in personnel costs and a decrease of $0.5 million in professional services fees. These decreases were partially offset by an increase of $0.2 million in facilities costs driven by new facilities.
Comparison of Nine Months Ended September 30, 2023 and 2022
Research and development expenses decreased by $0.7 million from $13.4 million for the nine months ended September 30, 2022 to $12.7 million for the nine months ended September 30, 2023, or 5.0%. The decrease in expenses compared to the prior period was not significant.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three Months Ended September 30, 2023 and 2022
The increase in change in estimated fair value of contingent consideration of $2.4 million for the three months ended September 30, 2023 was due to the increase in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme. This was due to a change in estimate associated with Alphazyme revenue projections relative to defined revenue targets or thresholds that would trigger a contingent payment per the Alphazyme SPA. See Notes 2 and 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Comparison of Nine Months Ended September 30, 2023 and 2022
The decrease in change in estimated fair value of contingent consideration of $7.9 million for the nine months ended September 30, 2023 was primarily due to the net change in estimated fair value of the liability for the contingent payments associated with the acquisition of MyChem. This was due to a change in estimate associated with revenue projections relative to defined revenue targets or thresholds that would trigger contingent payments per the MyChem SPA. See Notes 2 and 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Interest expense	$(11,637)	$(3,136)	271.1%	(17.4)%	(1.6)%
Interest income	7,432	—	*	11.1%	—%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(1,007)	—	*	(1.5)%	—%
Other income (expense)	66	(4)	*	0.1%	0.0%
Total other expense	$(5,146)	$(3,140)	63.9%	(7.7)%	(1.6)%

	Nine Months Ended September 30,			Percentage of Revenue
	2023	2022	Change	2023	2022
Interest expense	$(30,492)	$(10,234)	197.9%	(14.2)%	(1.5)%
Interest income	20,268	—	*	9.4%	—%
Loss on extinguishment of debt	—	(208)	*	—%	0.0%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(2,342)	2,340	(200.1)%	(1.1)%	0.3%
Other income (expense)	(1,386)	(1,272)	9.0%	(0.6)%	(0.2)%
Total other expense	$(13,952)	$(9,374)	48.8%	(6.5)%	(1.4)%
____________________
*Not meaningful
Comparison of Three Months Ended September 30, 2023 and 2022
Other expense was $3.1 million for the three months ended September 30, 2022 compared to $5.1 million for the three months ended September 30, 2023, representing an increase of $2.0 million, or 63.9%. The overall increase in Other expense was primarily attributable to an increase in interest expense of $8.5 million which was driven by higher interest rates in the current year. The increase was further driven by a $1.0 million loss recognized related to the Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate. These increases were further offset by a $7.4 million increase in interest income earned on funds deposited into money market funds and interest bearing deposits held at financial institutions in 2023.
Comparison of Nine Months Ended September 30, 2023 and 2022
Other expense was $9.4 million for the nine months ended September 30, 2022 compared to $14.0 million for the nine months ended September 30, 2023, representing an increase of $4.6 million, or 48.8%. The overall increase in Other expense was primarily attributable to an increase in interest expense of $20.3 million which was driven by higher interest rates in the current year. The increase was further driven by a $4.7 million change in gain (loss) recognized related to the Tax Receivable Agreement as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate. These increases were further offset by a $20.3 million increase in interest income for interest earned on our new money market funds and interest bearing deposits held at financial institutions.

Relationship with GTCR, LLC (“GTCR”)
As of September 30, 2023, investment entities affiliated with GTCR collectively controlled approximately 56% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of the Board and all other corporate decisions.
We made distributions of $9.6 million during the nine months ended September 30, 2023, and $36.8 million and $119.3 million during the three and nine months ended September 30, 2022, respectively, for tax liabilities to MLSH 1, which is controlled by GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. No such distributions were made during the three months ended September 30, 2023.
We are also a party to the Tax Receivable Agreement, or TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the nine months ended September 30, 2023, of which $0.4 million was related to interest. No payments were made during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022. As of September 30, 2023, our liability under the TRA was $678.4 million.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of September 30, 2023, we had cash and cash equivalents of $579.6 million and retained earnings of $391.7 million. We had a net loss of $15.1 million and $28.4 million for the three and nine months ended September 30, 2023. We also had positive cash flows from operations of $118.4 million for the nine months ended September 30, 2023.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA; however, we estimate that such payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $678.4 million and to range over the next 17 years from approximately $4.2 million to $71.5 million per year and to decline thereafter. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We made distributions of $9.6 million during the nine months ended September 30, 2023, and $36.8 million and $119.3 million during the three and nine months ended September 30, 2022, respectively, for tax liabilities to MLSH 1 under this agreement. No such distributions were made during the three months ended September 30, 2023.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Tranche B Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2023, our first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Tranche B Term Loan out of excess cash flow was not required.
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
As of September 30, 2023, we were in compliance with these covenants.

As of September 30, 2023, the interest rate on the Tranche B Term Loan was 8.32%.
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
As of September 30, 2023, our liability under the TRA was $678.4 million, representing 85% of the calculated tax savings we anticipated being able to utilize in future years. During the three and nine months ended September 30, 2023, we recognized losses of $1.0 million and $2.3 million, respectively, in connection with a TRA liability adjustment resulting from a change in the expected tax to us under the TRA primarily due to changes in our estimated state apportionment and a corresponding change in our estimated state income tax rate. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payment will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR plus 100 basis points. Any late payments will continue to accrue interest at LIBOR plus 500 basis points until such payments are made.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$118,434	$436,642
Investing activities	(109,407)	(249,092)
Financing activities	(61,560)	(121,376)
Net (decrease) increase in cash and cash equivalents	$(52,533)	$66,174
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $118.4 million, which was primarily attributable to a net cash inflow from the change in our operating assets and liabilities of $95.5 million, non-cash depreciation and amortization of $29.5 million, non-cash amortization of operating lease right-of-use assets of $6.3 million, non-cash amortization of deferred financing costs of $2.2 million, non-cash stock-based compensation of $25.2 million, and non-cash loss on the revaluation of liabilities under the TRA of $2.3 million. These were partially offset by a net loss of $28.4 million, and non-cash deferred income taxes of $9.8 million.
Net cash provided by operating activities for the nine months ended September 30, 2022 was $436.6 million, which was primarily attributable to a net income of $403.2 million, non-cash depreciation and amortization of $23.6 million, non-cash amortization of operating lease right-of-use assets of $4.4 million, non-cash amortization of deferred financing costs of $2.1 million, non-cash stock-based compensation of $12.7 million, and non-cash deferred income taxes of $35.3 million. These were partially offset by a non-cash gain on the change in estimated fair value of contingent consideration of $7.8 million, non-cash gain on the revaluation of liabilities under the TRA of $2.3 million, and a net cash outflow from the change in our operating assets and liabilities of $29.3 million, of which $10.7 million was driven by an increase in prepaid lease payments for our leased Flanders San Diego Facility and Leland Facility.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $109.4 million, which was primarily comprised of $69.8 million for the net cash consideration paid for the acquisition of Alphazyme and cash outflows of $48.8 million for property and equipment purchases. These were partially offset by proceeds from government assistance allocated to property and equipment of $9.0 million.
Net cash used in investing activities for the nine months ended September 30, 2022 was $249.1 million, which was primarily comprised of $238.8 million for the net cash consideration paid for the acquisition of MyChem and cash outflows of $10.9 million for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $61.6 million, which was primarily attributable to $42.2 million of payments to MLSH 1 and MLSH 2 pursuant to the TRA, $9.7 million payment of acquisition consideration holdback relating to the acquisition of MyChem, $9.6 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $4.1 million of principal repayments of long-term debt. This was partially offset by proceeds from derivative instruments of $3.8 million.
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
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2023 totaled $39.8 million, which is net of government funding of $9.0 million. Capital expenditures, including costs incurred for lessor improvements, for the year ending December 31, 2023 are projected to be in the range of $50.0 million to $60.0 million, which is net of anticipated government funding recognized. This primarily includes new facility construction costs recorded as property and equipment for the Flanders San Diego Facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2023 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$69,311	$10,701	$21,585	$17,172	$19,853
Finance leases (2)	35,341	3,302	6,905	7,326	17,808
Debt obligations (3)	534,480	5,440	10,880	518,160	—
TRA payments (4)	678,399	4,198	14,724	37,559	621,918
Unconditional purchase obligations (5)	3,551	251	3,300	—	—
Total	$1,321,082	$23,892	$57,394	$580,217	$659,579
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
(4)Reflects the estimated timing of TRA payments as of September 30, 2023. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2023, our first lien net leverage ratio was less than 4.25:1.00.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2023, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of September 30, 2023, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $534.5 million of outstanding borrowings under our Tranche B Term Loan and no outstanding borrowings under our Revolving Credit Facility as of September 30, 2023. For the three and nine months ended September 30, 2023, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $4.1 million, respectively.
We had cash and cash equivalents of $579.6 million as of September 30, 2023. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 48.4% and 49.1% of our revenue for the three and nine months ended September 30, 2023 was derived from international sales, primarily in Europe and Asia Pacific, none of these sales are denominated in local currency. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The success of our business depends primarily on the number and size of contracts with our customers, primarily pharmaceutical and biotechnology companies, for our products and services. For example, during the COVID-19 pandemic we benefited from a significant increase in demand for our products and service, including our proprietary CleanCap® analogs that are used by our customers in the production of COVID-19 vaccines, and also benefited during 2021 and 2022, more generally, from the overall growth of the global biologics market, higher research and development budgets of our customers and a greater degree of outsourcing by our customers. The level of our customers’ spending on and demand for our products and services is also subject to, among other things, their own financial performance, changes in their available resources, the timing of their commercial manufacturing initiatives, their decisions to acquire in-house manufacturing capacity (rather than outsource), their spending priorities, including research and development budgets, and their budgetary policies and practices, which, in turn, are dependent upon a number of factors outside of our control.
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
Access to capital is critical to many of our customers’ ability to fund research and development, particularly early-stage biotechnology and pharmaceutical companies, and historically, these companies have funded their research and development activities by raising capital privately or in the equity markets. Declines and uncertainties in the capital markets, including as a result of ongoing negative macroeconomic challenges, rising interest rates, recent instability in the banking sector, and volatile credit markets, have limited access to capital and negatively affected companies’ ability to fund research and development efforts. While 2021 and 2022 saw a significant level of investment in venture- and private equity-backed startup companies, funding for companies at all stages, and particularly early-stage companies, has contracted considerably during 2023. In addition, in the wake of broader economic uncertainty, certain of our customers have implemented more stringent budgetary policies designed to conserve capital, which in turn, have caused a reduction in research and development spending and a decline in further purchases of our products and services. We have no assurance as to whether, or when, such research and development spending may stabilize or increase, if at all. Further, if the funding of venture- and private equity-backed early-stage biotechnology and pharmaceutical companies remains weak or continues to weaken, the research and development budgets of our customers may be further reduced or eliminated.
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

Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
Insider Trading Arrangements
None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.
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
Date: November 8, 2023