Form 10-K
period 2023-12-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2024-02-29
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ▢
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ▢
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,370.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $12.43 per share.
As of February 21, 2024, 132,305,845 shares of the registrant’s Class A common stock were outstanding and 119,094,026 shares of the registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Part I.
Item 1. Business
Overview
Maravai LifeSciences Holdings, Inc. (also referred to in this document as “Maravai”, “we”, “us” or “the Company”) is a leading life sciences company providing critical products to enable the development of novel vaccines, drug therapies, and diagnostics, and to support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry consultants, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development spanning research to commercialization and include complex nucleic acids for vaccine, therapeutic and diagnostic applications, custom enzymes for research and diagnostic use and antibody-based products to detect impurities during the production of biopharmaceutical products. We provide products that support our customers from discovery through commercialization of their vaccines, therapeutic agents and in vitro diagnostic products.
Our businesses principally address high growth market segments in biopharmaceutical development. In particular, the field of cell and gene therapy has emerged as one of the fastest growing treatment modalities to address a host of human conditions. There are more than 4,000 nucleic acid and cell and gene therapies in development or launched and sales in this category are expected to grow more than 3 times by 2030, according to industry consultants and management estimates. Our portfolio offers key products for each stage of the cell and gene therapy development lifecycle. For example, our messenger RNA (“mRNA”) products are used in drug development to assist in the production of immune-activating antigens and to deliver gene editing technologies in cell and gene therapy treatments; our CleanCap® technology is used to stabilize mRNA and streamlines mRNA manufacturing; we were one of the first companies to provide the essential modified uridine, N1-methyl-pseudouridine triphosphate, for research applications and under good manufacturing processes (“GMP”) conditions; our catalog mRNA products are frequently used by lipid developers to test and validate new mRNA delivery platforms; and our plasmid DNA products are used as templates for the production of our mRNA products. Our oligonucleotides, oligonucleotide supply products, enzymes and NTPs are also included in the supply chain of several diagnostic, next-gen sequencing (“NGS”) and research platforms, as well as DNA and RNA synthesis end-markets. We also provide biologics safety testing technology used to ensure the safety of the biological drug manufacturing process and drug products.
Our proprietary capabilities and products underpin the value we aim to provide to our customers. Among other capabilities, we are experts in RNA and mRNA products, which are challenging and often unstable molecules requiring significant chemical modifications and analytical expertise to ensure their stability and efficacy in our customers’ applications. Notably, according to research commissioned by us consisting of interviews with our current and former customers, our competitors and industry experts focused across our two ongoing business segments (the “Industry Analysis”), we believe CleanCap technology is viewed as a leading solution to incorporate the five prime (“5’”) cap into mRNA. CleanCap is a novel chemical approach to produce the 5’ cap analog, which, in addition to making mRNA more stable, aids in protein production and helps prevent an unwanted immune response to the mRNA. CleanCap analogs have been incorporated into several mRNA programs targeting immunization against the coronavirus, SARS-CoV-2 (“COVID-19”). These programs include commercial programs led by Pfizer in partnership with BioNTech and by BioNTech in partnership with Fosun Pharma, as well as two COVID-19 vaccines which are now approved for use in Japan. In addition to these commercially approved programs, CleanCap has been incorporated into many research and clinical stage programs addressing stand-alone and combination vaccines for COVID-19 and other respiratory diseases, such as Influenza that have not yet been commercialized.
We estimate our CleanCap products have been incorporated in approximately 350 vaccine and therapeutic programs in development as of December 31, 2023, including at least 60 molecules for which our mRNA CDMO services group manufactured the mRNA APIs using CleanCap. These include vaccine development programs for infectious diseases, including Lyme disease, malaria, HIV, tuberculosis, shingles, rabies, yellow fever, respiratory syncytial virus (“RSV”) and Zika, as well as other medical conditions. In addition to infectious diseases, these programs address a number of disease states, including ornithine transcarbamylase deficiency, glycogen storage disorders, Alpha-1 antitrypsin deficiency, acute lymphoblastic leukemia, Hurler syndrome, ovarian cancer and cardiovascular disease. These therapeutic programs also use multiple therapeutic modalities, including CRISPR/Cas-9, transcription activator-like effector nuclease (TALEN), enzyme replacement therapies, allogeneic CAR-T cells and base editing. Should one or more of these programs proceed to commercialization, we believe we will continue to supply our customers and our products will likely be incorporated in customer regulatory filings.
mRNA is at the core of our capabilities. We developed our expertise in mRNA with a belief in its potential as a therapeutic modality. The first clinical trial for an mRNA therapeutic agent occurred in 2016. Now, more than 900 clinical trials are in the pipeline, principally focused on vaccines against viruses and cancer vaccines. With the COVID-19 pandemic, mRNA has shown its potential for more rapid vaccine design and manufacture when compared to traditional techniques involving culturing inactivated virus to elicit an immune response. COVID-19 has helped highlight the potential advantage of mRNA as a treatment modality and directed significant resources to the growing base of knowledge about mRNA. This knowledge is now being directed at future vaccine programs addressing infectious diseases as well as for therapeutic agents for a host of human diseases. We are positioned to serve our biopharmaceutical customers in the fast-growing field of mRNA across a range of clinical programs for a variety of diseases.
Forming long-term partnerships with our customers is core to our strategy. Today, we primarily serve our customers during the product development and process development phases. During product development, we collaborate with our customers to develop and synthesize nucleic acids, which in some cases comprise the active pharmaceutical ingredient (“API”) of our customers’ products in development. We also provide our customers a host of chemically complex and highly specialized raw materials. Process development is a complex phase that establishes highly validated procedures and determines the investment in facilities and equipment required to bring biopharmaceutical products to market. These decisions impact the viability of our customers’ products for use in clinical trials and commercialization. During process development, we provide enzyme-linked immunosorbent assays (“ELISAs”) that reduce the risk posed by impurities and contaminants in biological drugs, a critical step to ensure the safety of the drug product.
While we do not provide products that are themselves regulated as drugs or in vitro diagnostics, our customers frequently incorporate our products into their highly validated products and processes. For example, we provide oligonucleotides and antibody-based products used by in vitro diagnostic product manufacturers for their on-market products. Because of the extensive validation required for these products, these components are frequently purchased for the life of our customers’ products and we believe they are unlikely to be substituted. In addition, our analytical tools are used in the design and development of manufacturing processes and often will be used throughout the life cycle of our customers’ manufactured products. Once our services or products are qualified by our customers, they are often cited in regulatory documents and standard operating procedures. As a result, our customer relationships frequently span many years.
The nature of our products and their uses require that they be manufactured by highly trained personnel in state-of-the-art facilities following exacting procedures to ensure quality. As of December 31, 2023, approximately 24% of our workforce have earned advanced degrees and all receive rigorous training on our procedures. During 2023, the majority of our nucleic acid products were manufactured at our San Diego, California Wateridge facility (“Wateridge facility”). The Wateridge facility was purpose-built to address our customers’ needs for critical raw materials manufactured under certain GMP conditions and APIs for investigational use. Our raw material products are manufactured following the voluntary quality standards of ISO 9001:2015. Our GMP-grade raw materials follow ISO 9001:2015 standards, additional voluntary GMP quality standards and customer specific requirements. Our API products are manufactured following the voluntary quality standards of ISO 9001:2015, the International Council for Harmonisation’s GMP Guide, comparable GMP principles for the European Union and customer specific requirements. We believe our products are exempt from compliance with the current GMP (“cGMP”) regulations of the FDA, as our products are further processed or incorporated into final drug products by our customers and we do not make claims related to their safety or effectiveness. Our other facilities are similarly designed for specific applications with quality systems to match our customers’ requirements. All of our manufacturing facilities meet applicable ISO standards.

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
Our Portfolio and Capabilities
We provide critical raw materials that support our customers from discovery through commercialization of their vaccines, therapeutic agents and in vitro diagnostic products. Our products are frequently incorporated into our customers’ products, whether as research products or APIs used in development or products incorporated as raw materials into on-market products. They may also be incorporated into the manufacturing process itself. We are therefore a critical part of our customers’ supply chain and they frequently seek to maintain their supply relationship with us for the life of their products or development programs.
Our products address our customers’ needs for Nucleic Acid Production and Biologics Safety Testing, and our operations are aligned to these two segments. Within Nucleic Acid Production, we have four business units: TriLink Discovery, TriLink GMP, Glen Research and Alphazyme. Our Biologics Safety Testing business is comprised of Cygnus Technologies. Our brands, products and the end markets they serve are depicted in the following image:
Nucleic Acid Production (78% of Revenue for the Year Ended December 31, 2023)
We are a global provider of highly modified, complex nucleic acids and related products. We have recognized expertise in complex chemistries and products provided under exacting quality standards. Our core offerings include mRNA, long and short oligonucleotides, our proprietary CleanCap mRNA capping technology, mRNA building blocks, oligonucleotide building blocks and specialty enzymes. Our offerings address key customer needs for critical components, from research to GMP-grade raw materials and API manufacturing. We market our nucleic acid products under the TriLink BioTechnologies®, Glen Research and Alphazyme brands.
Since the 1961 discovery of mRNA and its role in converting genetic information into proteins, countless attempts had been made to harness mRNA for therapeutic purposes. Today, mRNA vaccines are globally recognized for their success in responding to the COVID-19 pandemic.
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
We offer the following nucleic acid products: mRNA, RNA Capping (CleanCap), oligonucleotides, oligonucleotide inputs, nucleoside triphosphates, custom nucleic acid chemistry, plasmid DNA and specialty enzymes.
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
RNA Capping. Within the mRNA category, we also offer our patented CleanCap technology. CleanCap analogs principally serve the mRNA vaccine and therapeutics markets. Cap analogs are a component of mRNA that aids in protein production as well as in making mRNA more stable inside cells. For mRNA to serve as a template to make a protein, it requires a special cap at the 5’ end of the molecule. The cap structure also affects the stability of the mRNA. Lack of a cap can result in activation of the innate immune system, which can affect the production of the desired protein or elicit undesired biological effects. We offer a suite of CleanCap analogs that are specifically made for therapeutics and vaccines. CleanCap analogs are sold as a stand-alone reagents or bundled with other mRNA products. Based on the Industry Analysis, we believe our cap analogs are critical features of several mRNA vaccines and therapies in development.
Traditionally, the 5’ cap has been added in one of two ways. The cap can be added post mRNA synthesis by an enzymatic process. This enzymatic method has several drawbacks, including the high cost of the capping enzymes as well as the need to perform additional processing steps to the mRNA to remove enzymes and byproducts of the capping reaction. While capping efficiency is usually high, the extra processing steps typically result in degradation and mRNA of poorer quality. The second method is to add a synthetic cap analog into the transcription reaction such that the mRNA is transcribed and capped in a single step. Anti-reverse cap analog (“ARCA”) is an example of a cap analog that is added to the transcription reaction. This avoids the workflow challenges of the enzymatic process, but typically results in lower yields.
Like ARCA, CleanCap analogs are synthetic, chemically-made mRNA 5’ cap analogs added to the transcription process in a single step. Unlike ARCA, however, CleanCap results in significantly higher levels of capping efficiency, resulting in very low levels of uncapped mRNA, which in turn minimizes the risk of activation of the innate immune system. In addition, CleanCap’s higher mRNA yields compared to ARCA result in lower cost of goods. When compared to enzymatic capping, CleanCap removes the additional downstream purification steps required.

We currently offer several variations of the CleanCap molecule, serving the needs of mRNA and self-amplifying RNA developers. CleanCap is available in two quality grades, research use only for discovery and development activities, and a GMP-grade for clinical and commercial applications. Our newest CleanCap analog, CleanCap M6, was introduced in May 2023 and is our most robust cap analog to date, enabling mRNA that delivers higher levels of protein production.
CleanCap mRNA products represented 69% of our Nucleic Acid Production revenue for the year ended December 31, 2023 (including the revenue from CleanCap products).
Oligonucleotides. The oligonucleotide product category supports broad customer applications, including therapeutics, in vitro diagnostics, NGS and CRISPR-based gene editing. Most of our TriLink BioTechnologies oligonucleotide products are custom manufactured DNA or RNA sequences, often highly modified and produced as research grade or under GMP conditions for use in development, clinical and commercial applications.
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
Plasmid DNA. Unlike genomic DNA, which constitutes the chromosome, plasmid DNA exists outside the chromosome and represents small circular double-stranded constructs. Plasmid DNA is frequently used as a vector for replicating nucleic acid products. Plasmid DNA is integral to the production of mRNA, serving as the nucleic acid template for the DNA-dependent RNA polymerases that frequently are used in the manufacturing of mRNA. Our plasmid DNA offering allows us to ensure the quality and timeliness of the mRNA API manufacturing campaigns that we service for our customers.
Specialty Enzymes. Through our acquisition of Alphazyme in the first quarter of 2023, our Nucleic Acid Production capabilities now include specialized enzymes. Enzymes are critical to almost every phase of nucleic acid production. Alphazyme provides custom, scalable molecular biology enzymes with a full product line of IVT, NGS, life science and diagnostic enzyme solutions.
Discovery mRNA synthesis. Through the TriLink BioTechnologies Discovery Business unit, we offer a core set of products and services geared toward customers doing early-stage development work. We produce mRNA utilizing standard sequences for generalized research using customer supplied sequences for custom built constructs. We also provide process development services to optimize customers’ transcription and purification processes. These services can be integrated with our CleanCap, NTP products and enzyme portfolios and have access to our analytical and QC method development.
GMP mRNA synthesis. Our GMP mRNA manufacturing services offer a clear pathway for customers running clinical trials. We focus on building partnerships with our customers in the emerging market of cell and gene therapy to ensure we are well-positioned to be an extension of their development teams. Our services feature robust quality management systems and include process development and scale-up, phase-appropriate, high-quality plasmid DNA, regulatory submission support, and in-house analytical services for mRNA analysis and characterization.
Biologics Safety Testing (22% of Revenue for the Year Ended December 31, 2023)
We provide products and services under the Cygnus Technologies®, LLC (“Cygnus Technologies”) brand that ensure the purity of our customers’ biopharmaceutical products, including biological drugs. For over 25 years, the Cygnus Technologies brand has been associated with products and services that enable the detection of impurities present in bioproduction. Our biologics safety testing products are used during development and scale-up, during the regulatory approval process and throughout commercialization. We are recognized globally for the detection of host cell proteins (“HCPs”) and process-related impurities during bioproduction.
Our customers in this segment manufacture a broad range of biopharmaceutical products. These include monoclonal antibodies and recombinant proteins, both as novel biologics and biosimilars, and recombinant vaccines, including oncolytic vaccines to treat cancer. We also provide products that support the development and commercialization of cell and gene therapies. Recombinant vaccines and cell and gene therapies rely on manufacturing of various viral vectors produced using recombinant nucleic acid and cell culture technologies. Viral vector manufacturing processes require rigorous analytics, including testing for process-related impurities such as HCPs, host cell DNA, purification leachates, growth media additives and enzymes used in viral vector purification processes. Of all process-related impurities, HCPs present the most complex impurity. Per regulatory requirements, viral vectors used as a component of CAR-T cell therapies or as gene therapies must be produced in certain cell lines, purified and tested for the presence of host cell proteins. All of the 19 existing FDA-and EMA-approved CAR-T Cell and Gene Therapies use Cygnus Host Cell Protein ELISA kits for HCP testing for commercial product lot release. Four of these 19 therapies were approved in 2023.
ELISA is the benchmark method for monitoring levels of process-related impurities during the purification process and in product release testing. The advantages of well-developed ELISA kits include the ability to measure very low levels of impurities in the presence of high amounts of drug product, and are readily transferable across an organization from process development to manufacturing and quality control bioanalytical groups. Though relatively simple to run, these ELISA kits require a high level of expertise to design, develop and qualify.
Customers establishing biopharmaceutical manufacturing processes may use off-the-shelf or generic HCP kits provided by manufacturers like ourselves, or they may choose to design their own in-house assays for their specific processes. Some customers may choose to use generic assays early in development and migrate to process-specific assays later. The trend in recent years has been for customers to increasingly use generic assays throughout their development and commercialization pathway, relying on our expertise, the established performance of our assays supported by our comprehensive state-of-the-art assay qualification services. If customers choose to develop process-specific assays, we offer custom antibody production and assay development as well as characterization services to meet their needs.
Our comprehensive catalog of Cygnus Technologies HCP ELISA kits cover 24 expression platforms and provides the specificity and sensitivity to detect impurities with reproducibility, which supports regulatory compliance. Our reputation for quality is recognized by the industry and global regulatory agencies, with Cygnus Technologies assays used as reference methods throughout the industry and to support manufacturing and quality control of commercialized biologics and gene therapy products.
Our customers in this segment are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies.
Cygnus Technologies product categories include HCP ELISA kits, other bioprocess impurity and contaminant ELISA kits, viral clearance prediction kits, ancillary reagents and custom services.

HCP ELISA kits. HCP ELISA kits are bioassays used to detect residual proteins from the expression system used in bioproduction. HCPs constitute a major group of process-related impurities produced using cell culture technology no matter what cell expression platform is used. HCPs pose potential health risks for patients and the risk of failure of safety endpoints for drug manufacturers. When present in the administered product, even at low levels, HCPs can induce an undesired immune response, interfere with drug efficacy and impact drug stability. HCPs are a critical quality attribute for biologics safety testing development and must be adequately removed during the downstream purification process.
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
Our Competitive Strengths
We believe we are a leader in providing nucleic acid products and services and biologics safety testing products and services to biopharmaceutical customers worldwide. Our success is built on the ability of our proprietary technologies and products, provided under exacting quality standards, to reliably serve our customers’ needs for critical raw materials, and the process innovation, quality, analytical expertise and reliability of our services.
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
Innovation, Proprietary Technologies and Expertise Underpin Our Portfolio
Our expertise in complex chemistries leads customers to seek our collaboration in designing complex products that meet high performance expectations. Based on the responses to the Industry Analysis, we believe the solutions we provide, in many cases, cannot be provided effectively by our competitors. In certain cases, like our CleanCap technology, our know-how features differentiated performance characteristics and is backed by intellectual property. In other cases, such as our HCP products, our antibodies are proprietary and therefore can only be supplied by us. We believe the proprietary nature of our expertise and products solidifies our long-term customer relationships.

Products with Outstanding Quality Performance
We believe our products stand out when compared to those of our competitors’ because they present innovative solutions to customer needs, as indicated by the responses to the Industry Analysis, while providing reliable performance and quality. CleanCap, for example, offers advantages over competing capping technologies in yield, process efficiency, stability and safety. Our oligonucleotides address complex chemistry challenges, which we believe few competitors can address. The results of the Industry Analysis indicate that our HCP ELISA kits have defined the market for impurity detection and we believe they have become a de facto standard in biologics safety testing.
Trusted Brands
Our TriLink BioTechnologies, Glen Research, Alphazyme and Cygnus Technologies brands are well known in their respective markets for innovation, consistent quality, and performance. This brand recognition has been earned over decades. Our manufacturing processes, quality standards, technical support and high-touch customer service ensure that we maintain the reputation of our brands.
State-of-the-Art Manufacturing Facilities
Our biopharmaceutical customers manufacture their products to meet stringent quality standards under strict regulatory guidelines and expect their critical suppliers to meet their exacting requirements. Our customers further expect that we have the production capacity to meet their needs in a timely manner.
Maravai has designed and constructed four world-class manufacturing facilities, and since 2022 has expanded the company’s facility footprint by over 95,000 square feet to support expanded capabilities and future growth.
As of December 31, 2023, we had invested approximately $93.2 million into our flagship San Diego, California Wateridge facility and its dedicated manufacturing suites to produce materials from Research Use Only (“RUO”) to GMP conditions, along with the required quality systems to meet requirements specified by our customers. This investment in our Wateridge facility allows us to meet our customers’ demand for our nucleic acid products, including CleanCap.
In January 2023, we moved into a new state-of-the-art facility in Leland, North Carolina to increase our manufacturing and development capacity to further support the Biologics Safety Testing business.
In March 2023, we expanded our San Diego, California manufacturing campus by making a significant investment in additional cleanroom and small molecule manufacturing space, implementing automation systems and adding support areas to augment production capacity with the Flanders 1 facility (“Flanders 1 facility”) for GMP small molecule production. This facility provides site redundancy for our Wateridge facility and features five GMP suites that can operate in parallel.
In June 2023, we finished construction and took occupancy of an additional 32,000 square-foot facility in San Diego (“Flanders 2 facility”) for GMP-grade mRNA manufacturing to support customers progressing into Phase II clinical trials and beyond.
In June 2023, we expanded the Alphazyme facility in Jupiter, Florida to add an additional research and development (“R&D”) space to support our specialized enzyme development.
Experienced Leaders and Talented Workforce
Our management includes experienced leaders with demonstrated records of success at Maravai and other highly regarded industry participants. They have decades of combined experience and expertise on the forefront of life sciences innovation. In addition, as of December 31, 2023, approximately 24% of our workforce have earned advanced degrees and all receive rigorous on the job training. We believe the quality of our personnel is critical to ensuring the collaborative, long-standing relationships we maintain with many of our customers.
Our Markets
We participate in two distinct market segments: Nucleic Acid Production and Biologics Safety Testing. Our businesses principally address high growth market segments in biopharmaceutical development. In particular, the field of cell and gene therapy has emerged as one of the fastest growing treatment modalities to address a host of human conditions.
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
In addition to the continued trend toward outsourcing, several market developments should contribute to long-term growth in our addressable market segments, including:
•Pivot toward mRNA vaccines and therapeutics for non-COVID indications has been accelerated in part by COVID-19. The first two vaccines approved for use in combating the COVID-19 pandemic were mRNA vaccines, including the vaccine developed by Pfizer and BioNTech which uses our CleanCap product. Our CleanCap product is also incorporated into the booster vaccines developed by Pfizer and BioNTech. The mRNA platforms are gaining prominence as a result of their fast development time, lower relative manufacturing costs and proven safety profile. Pfizer and BioNTech are now developing a combined COVID-19 and Influenza vaccine that has been placed into a designation that can “fast-track” a regulatory decision by the FDA. In addition to the COVID-19 vaccines, mRNA technology is being investigated for a spectrum of other infectious diseases as well as cancer vaccines, including personalized medicine vaccines. RNA expertise is highly specialized, and customers seek partners with our expertise to provide these complex products. A small number of providers, like ourselves, with a successful track record for COVID-19, can provide this level of RNA capability.
•Rapid growth in development of cell and gene therapies. Seven new cell and gene therapy approvals (Omisirge, Vyjuvek, Roctavian, Lantidra, Casgevy, Lyfgenia, Elvidys) were all granted FDA or EMA approval in 2023 and have added clinical credibility to cell and gene therapies. Our internal analysis, supported by third-party research, projects that by 2027, 20-30% of the mRNA pipeline assets will be for in vivo gene editing and ex vivo gene-edited cell therapies. We support the development of cell and gene therapies by providing products used in gene editing and cell therapy research. For example, our host cell protein assays are used during the manufacturing of viral vectors and plasmid DNA. Further, we participate by providing the critical high quality synthetic guide RNA and mRNA that encodes for gene-editing enzymes, such as Cas9 that are used in vivo gene editing and ex vivo gene-edited cell therapies.
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

Nucleic Acid Production Market
The nucleic acid production market includes the production and synthesis of reagents for research and manufacturing of DNA and RNA-based biologics, including cell and gene therapies, mRNA therapeutics and synthetic biology approaches.
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
We address customers outside the United States with a combination of direct sales and distributors. We serve many of our biopharmaceutical customers, especially in our nucleic acid production segment, via direct sales worldwide. Our distributors also sell our products in over 40 countries and provide customer service and local sales and marketing.
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

For our mRNA offerings, we compete with Aldevron, Patheon, eTheRNA, Lonza, Catalent, and Samsung Biologics, among others. Based on the Industry Analysis, we believe we have a reputation for our expertise in the RNA space with talented scientists who are constantly pushing the frontier of RNA science. This scientific expertise and the required high-cost equipment serve as barriers to entry. In addition to our expertise, we believe our GMP cleanroom manufacturing process differentiates us from competitors.
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
For our specialty enzymes offering, we compete with New England Biolabs, Thermo Fisher, QIAGEN, and Roche, among others. We believe that Alphazyme is uniquely positioned in the market to address customers’ custom enzyme needs and has a reputation of being a flexible partner.
Biologics Safety Testing
For drugs in early development, we compete against other bioprocess impurity kit providers such as BioGenes (“BioGenes”) or Enzo Life Sciences (“Enzo”). Competitors generally offer fewer expression platforms (generally between one and three) compared to our offering of 24 expression platforms and over 100 different impurity detection kits. As a drug successfully moves forward to validation and approval stages, a customer may either continue with an off-the-shelf kit or they may begin the process to develop a custom assay that is tailored to meet their specific host cell and manufacturing process needs. During the entire drug development process, and especially during this decision, we are partners with the manufacturer and provide our expertise to help them make the best bioprocess quality control and testing-related decisions.
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
Manufacturing and Supply
We occupy facilities in San Diego, California, Leland, North Carolina, Sterling, Virginia, and Jupiter, Florida.
Our Wateridge facility in San Diego is engaged in the manufacture of reagents. The facility was designed and built by us in conjunction with the building owner to contain fully functional chemical and biological manufacturing operations from material receiving to product distribution and has its own loading dock, manufacturing gas delivery system, solvent delivery and waste system, ISO Class 8 and ISO Class 7 designated customer manufacturing suites and integrated building management systems for required site control.
In addition to the Wateridge facility, we have two facilities in San Diego, Flanders 1 and Flanders 2. Flanders 1 provides us with additional GMP manufacturing capacity and provides us the optionality downstream to manufacture materials beyond current quality requirements for mRNA raw materials, including CleanCap. Flanders 1 will also support an additional increase to batch run sizes and overall throughput. Flanders 2 was purpose built to support GMP-grade manufacturing and to support customers into Phase II clinical trials and beyond. Both the Flanders 1 and Flanders 2 facilities include the introduction of integrated manufacturing systems, quality of water improvements from Reverse Osmosis De-ionized grade water to WFI (“Water For Injection”), which is pharmaceutical grade water, and other facility infrastructure investments to support potential customer needs related to quality. We took occupancy of the Flanders facilities in 2023 and expect to begin manufacturing from both locations in 2024.
In early 2023, our Southport, North Carolina operations were relocated to a new state-of-the-art facility in Leland, North Carolina. This new facility more than doubles our operational square footage and has capacity to support future growth in the manufacture and processing of antibody and HCP ELISA kits. The operations include laboratory, manufacturing, kitting, cold storage, shipping and waste handling capabilities. The fully customized design includes a Mass Spectrometry Center of Excellence and specialized cell culture facilities. It significantly increases our manufacturing and development capacity while providing other R&D, laboratory and automation upgrades. Extensive process flow analysis has been incorporated into the facility design to optimize and enhance both our manufacturing and kit packaging operations.
Our Sterling, Virginia facility was designed to perform quality control, aliquoting, packaging and shipping and houses the appropriate space and systems.
Through our acquisition of Alphazyme in the first quarter of 2023, we acquired a purpose-built enzyme production facility in Jupiter, Florida, that can produce enzymes to kilogram quantities. The facility includes environmental controls such as HEPA filtration, pressure, temperature, and humidity monitoring, with vertical integration of all enzyme development, production, and testing operations. Our enzymes are produced under the controls of an ISO 13485:2016 compliant QMS.
Our supply chain is supported by a diverse network of specialized suppliers and transportation partners and undergoes regular evaluations to assess supplier quality and identify risks, including those associated with supply concentration. These proactive evaluations enable us to implement strategic measures to effectively manage and mitigate risks. By continuously optimizing our supply chain, we ensure operational resilience and maintain a steady supply of critical materials for our products.
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
Other Regulatory Requirements
Environmental laws and regulations. We believe that our operations comply in all material respects with applicable laws and regulations concerning environmental protection. To date, there have been no material effects upon our earnings or competitive position resulting from our compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment. Our capital and operating expenditures for pollution control in 2023 and 2022 were not material and are not expected to be material in 2024.
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
Patents. Our intellectual property strategy is focused on protecting through patents and other intellectual property rights our core products and services, including CleanCap, and related instrumentation and applications. In addition, we protect our ongoing research and development into critical reagents for cell and gene therapy through patents and other intellectual property rights. Our patent portfolio generally includes patents and patent applications relating to compositions and methods for the production of CleanCap, oligonucleotides, nucleic acids, immunofluorescence assays, and mock viral particles. We may own provisional patent applications, and provisional patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications either directly or via the PCT within 12 or 30 to 32 months, respectively. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in such provisional patent applications. We cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.
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

The following granted patents relate to our CleanCap products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	10494399	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10519189	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10913768C1	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11414453	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11878991	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11578095	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3352584	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3954225	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3906789	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4104687	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4140491	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2016328645	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2021206780	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Canada	2999274	Compositions and methods for synthesizing 5′-Capped RNAs	2036
China	ZL 202310734863.0	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	40080484	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	6814997	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7082174	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Korea, Republic of	10-2500198	Compositions and methods for synthesizing 5′-Capped RNAs	2036
The following patents relate to our MockV related products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	9632087	Methods for evaluating viral clearance from a biopharmaceutical solution employing mock viral particles	2034
United States	10309963	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
Europe	3044339	Methods and kits for quantifying the removal of mock virus particles from a purified solution	2034
Australia	2014320015	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
Australia	2021200484	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
China	105899684	Methods and kits for quantifying pseudoviral particles removed from purified solution	2034
Japan	6549126	Methods and kits for removal of mock virus particles from a purified solution	2034
United States	11754565	Methods and kits for removal of mock virus particles from a purified solution	2034
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
Human Capital Management: Empowering Our Future
At Maravai, we understand that our strength lies in the expertise and commitment of our people.
As of December 31, 2023, our team had over 650 full-time employees. Following the reduction in force, which was completed on January 5, 2024, we had approximately 570 full-time employees. Our workforce represents a diversity of backgrounds, with 44% identifying as female, 56% as male, and 52% as ethnically or racially diverse as of December 31, 2023. We take pride in the fact that, as of December 31, 2023, 24% of our team held advanced degrees, underscoring our emphasis on science and innovation.
Our compensation and comprehensive benefits packages are designed to attract and retain the talent we need to be competitive in the markets we serve. Believing in the value of ownership, we extend equity awards to all full-time employees through our 2020 Omnibus Incentive Plan, alongside opportunities to participate in our 2020 Employee Stock Purchase Plan. Our commitment to excellence ensures every employee receives thorough on-the-job training. We also understand that great people managers are the key to enabling and unlocking the potential of our employees. In 2023, we initiated a bi-monthly “Leading Together” people leader series with all levels of our people leaders to ensure they had the critical knowledge, perspective, and tools to develop their people and align their teams towards company goals and objectives.
We actively work to foster direct and open lines of communication between all levels of staff through our all-employee engagement survey, our quarterly all-employee town halls, management skip level meetings, and an emphasis on our core values (Connected, Open, Driven, and Empowered). Our 2023 company-wide engagement survey reached a participation rate of 97% and all levels of leadership engage in action planning based on the results.
In 2023, all of our sites participated in process excellence initiatives and we launched “Find a Better Way Day” to highlight the efforts of our employees to drive quality and safety improvements and reduce cost.
As a leading life sciences company, we are committed to the health, safety and well-being of our employees. All employees that could be exposed to potential hazards are required to complete annual health and safety training, including laboratory chemical safety, hazard communication and hazardous waste management trainings. In 2023, we upgraded our electronic Safety Data Sheet (SDS) system to more readily provide chemical safety data electronically to employees and customers.
Available Information
Our website is located at www.maravai.com, and our investor relations website is located at investors.maravai.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports, are available through our investor relations website, free of charge, as soon as reasonably practicable after we electronically file or furnish them with the SEC. Our filings with the SEC are also available, free of charge, on the SEC's website at www.sec.gov. We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
Summary of Risk Factors
The following is a summary of the material risks we and/or our shareholders face in the normal course of our business operations. The list below is not exhaustive, and is qualified in its entirety by reference to the full risk factor discussion that follows this summary.
Risks Related to Our Business and Strategy
•The level of our customers’ spending on and demand for outsourced nucleic acid production and biologics safety testing products and services.
•Uncertainty regarding the extent and duration of our revenue associated with COVID-19-related products and services and the dependency of such revenue, in important respects, on factors outside our control.
•The impact of ongoing macroeconomic challenges and changes in economic conditions, including adverse developments affecting banks and financial institutions, follow-on effects of those events and related systemic pressures, on our and our customers’ current and future business operations.
•The effects of our recent reduction in force, including on our ability to attract and/or retain qualified key personnel.
•Use of our products by customers in the production of vaccines and therapies, some of which represent relatively new and still-developing modes of treatment, and the impact of unforeseen adverse events, negative clinical outcomes, development of alternative therapies, or increased regulatory scrutiny of these modes of treatment and their financial cost on our customers’ use of our products and services.
•Competition with life science, pharmaceutical and biotechnology companies who are substantially larger than us and potentially capable of developing new approaches that could make our products, services and technology obsolete.
•The potential failure of our products and services to not perform as expected and the reliability of the technology on which our products and services are based.
•The risk that our products do not comply with required quality standards.
•Market acceptance of our life science reagents.
•Significant fluctuations and unpredictability in our quarterly and annual operating results, which make our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•Our ability to implement our strategic plan successfully.
•Natural disasters, geopolitical instability (including the ongoing military conflicts in Ukraine and the Gaza Strip) and other catastrophic events.
•Risks related to our acquisitions, including whether we achieve the anticipated benefits of acquisitions of businesses or technologies.
•Product liability lawsuits.
•Our dependency on a limited number of customers for a high percentage of our revenue and our ability to maintain our current relationships with such customers.
•Our reliance on a limited number of suppliers or, in some cases, sole suppliers, for some of our raw materials and the risk that we may not be able to find replacements or immediately transition to alternative suppliers.
•The risk that our products become subject to more onerous regulation by the FDA or other regulatory agencies in the future.

Risks Related to Our Intellectual Property and Technology
•Our ability to obtain, maintain and enforce sufficient intellectual property protection for our current or future products.
•The risk that a future cyber-attack or security breach cannot be prevented.
•Our ability to protect the confidentiality of our proprietary information
•The risk that one of our products may be alleged (or found) to infringe on the intellectual property rights of third parties.
•Compliance with our obligations under intellectual property license agreements.
•Our or our licensors’ failure to maintain the patents or patent applications in-licensed from a third party.
•Our ability to adequately protect our intellectual property and proprietary rights throughout the world.
Risks Related to Our Indebtedness
•Our existing level of indebtedness and our ability to raise additional capital on favorable terms.
•Our ability to generate sufficient cash flow to service all of our indebtedness.
•Our potential failure to meet our debt service obligations.
•Restrictions on our current and future operations under the terms applicable to the Credit Agreement.
Risks Related to Our Organizational Structure
•Our dependence, by virtue of our principal asset being our interest in Maravai Topco Holdings, LLC (“Topco LLC”), on distributions from Topco LLC to pay our taxes and expenses, including payments under a tax receivable agreement with the former owners of Topco LLC (the “Tax Receivable Agreement” or “TRA”) together with various limitations and restrictions that impact Topco LLC’s ability to make such distributions.
•The risk that conflicts of interest could arise between our shareholders and Maravai Life Sciences Holdings, LLC (“MLSH 1”), the only other member of Topco LLC, and impede business decisions that could benefit our shareholders.
•The substantial future cash payments we may be required to make under the Tax Receivable Agreement to MLSH 1 and Maravai Life Sciences Holdings 2, LLC (“MLSH 2”), an entity through which certain of our former owners hold their interests in the Company and the negative effect of such payments.
•The fact that our organizational structure, including the TRA, confers certain benefits upon MLSH 1 and MLSH 2 that will not benefit our other common shareholders to the same extent as they will benefit MLSH 1 and MLSH 2.
•Our ability to realize all or a portion of the tax benefits that are expected to result from the tax attributes covered by the Tax Receivable Agreement.
•The possibility that we will receive distributions from Topco LLC significantly in excess of our tax liabilities and obligations to make to make payments under the Tax Receivable Agreement.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
Risks Related to Being a Public Company
•Risks related to our annual assessment of the effectiveness of our internal control over financial reporting, including the potential existence of any material weakness or significant deficiency.
Risks Related to Our Class A Common Stock
•The fact that investment entities affiliated with GTCR, LLC (“GTCR”) currently control a majority of the voting power of our outstanding common stock, and it may have interests that conflict with ours or yours in the future.
•Risks related to our “controlled company” status within the meaning of the corporate governance standards of NASDAQ.
•The potential anti-takeover effects of certain provisions in our corporate organizational documents.
•Potential sales of a significant portion of our outstanding shares of Class A common stock.

•Potential preferred stock issuance and the anti-takeover impacts of any such issuances.
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
Access to capital is critical to many of our customers’ ability to fund research and development, particularly early-stage biotechnology and pharmaceutical companies, and historically, these companies have funded their research and development activities by raising capital privately or in the equity markets. Declines and uncertainties in the capital markets, including as a result of ongoing negative macroeconomic challenges, rising interest rates, recent instability in the banking sector, and volatile credit markets, have limited access to capital and negatively affected companies’ ability to fund research and development efforts. While 2021 and 2022 saw a significant level of investment in venture- and private equity-backed startup companies, funding for companies at all stages, and particularly early- and late-stage companies, contracted considerably during 2023, which, together with broader economic uncertainty, led certain of our customers to implement more stringent budgetary policies designed to conserve capital, which in turn, caused a reduction in research and development spending and a decline in further purchases of our products and services. We have no assurance as to whether, or when, such research and development spending may stabilize or increase, if at all. Further, if the funding of venture- and private equity-backed biotechnology and pharmaceutical companies remains weak or weakens further, the research and development budgets of our customers may be further reduced or eliminated altogether, which could impact future demand for our products and services.
If our customers reduce their spending on our products and services as a result of any of these or other factors, our business, financial condition, results of operations, cash flows and prospects would be materially and adversely affected.
Moreover, we have no control over the timing and volume of purchases by our customers, and as a result, our operating results may fluctuate significantly, and our future revenue and operating results can be difficult to forecast. Our inability to forecast fluctuations in demand could harm our business, financial position and future results of operations. See also “—Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide” below.
The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of COVID-19 vaccines. During each of the years ended December 31, 2022, 2021 and 2020, our results of operations and cash flows were significantly and positively impacted by a strong demand for our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA. However, as a result of the general decrease in market demand for COVID-19 related products and services, including the supply and manufacture of COVID-19 vaccines, and in particular, following the end of U.S. federal public health emergency declaration and World Health Organization declaration of the end of the pandemic in early May 2022, we experienced substantial declines in COVID-19 related revenue during the year ended December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, we estimate that revenue from COVID-19 related products and services represented approximately 21.0%, 67.9% and 69.7%, respectively, of our total revenues. We expect to experience further declines in COVID-19 related revenue for the aforementioned reasons, as well as a result of unused inventory of our products that our customers have on hand, which are not indication-specific. We are currently unable to fully estimate the impact of this unused inventory on our future revenues, nor are we able to predict when or if our customers will resume purchasing COVID-19 related products. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. Additionally, the ongoing manufacture and supply of COVID-19 vaccines (including bivalent booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the emergence, duration and intensity of new virus variants; regional resurgences of the virus globally; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; competition faced by our customers from other COVID-19 vaccine manufacturers and the development and availability of antiviral therapeutic alternatives; the lapsing of the public health emergency declaration made pursuant to Section 319 of the Public Health Service Act in January 2020 with respect to the COVID-19 pandemic; political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. As the supply and manufacture of COVID-19 vaccines by our customers slows, or becomes no longer necessary, including if COVID-19 vaccines by our customers’ competitors are determined or perceived to be more effective, we expect that demand for our COVID-19 related products and services will significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
Ongoing macroeconomic challenges and changes in economic conditions, including adverse developments affecting banks and financial institutions, follow-on effects of those events and related systemic pressures, could negatively impact, directly or indirectly, our and our customers’ current and future business operations and our financial condition, revenue and earnings.
Our reagents are sold primarily to biopharmaceutical and academic organizations developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our biologics safety testing customers are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies, which largely serve the biopharmaceutical industry. Our nucleic acid production customers are largely vaccine and therapeutic drug makers or diagnostics manufacturers, which rely in part on government healthcare-related policies and funding. As a result, changes in government funding for certain research, decreases in or the imposition of limits on government spending more generally (including as a result of the ongoing appropriations process for the US. federal government’s fiscal year 2024), or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. In particular, if the U.S. Congress fails to pass appropriate appropriations measures or enact another continuing resolution, reimbursements we are eligible to receive under the Cooperative Agreement we entered into with the U.S. Department of Defense may be jeopardized, which would negatively affect our business, operations and financial condition.
Currently, the U.S. and global economies are experiencing ongoing macroeconomic challenges, including labor shortages, supply chain disruptions and persistent inflation, which have led to increasing interest rates, volatility in the capital and credit markets, and fiscal and monetary policy uncertainty. Our business operations, as well as our customers’ and suppliers’ business operations, have been impacted, and are expected to continue to be impacted, by these negative conditions. In particular, labor shortages and wage inflation have affected our ability to hire, develop and retain our talented and diverse workforce, to maintain performance levels (especially cost and schedule), and to maintain our corporate culture. Further, if our raw material and other laboratory material suppliers experience operational challenges as a result of labor shortages, limited material availability, logistics delays and transportation capacity constraints, or are unable to access adequate capital to support their working capital requirements, they may be unable to provide raw materials or other laboratory materials to us in a timely manner or at a reasonable cost, which could adversely affect our profit margins and results of operations.
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
Our recent reduction in force may have unintended consequences, including business disruption, cause us to experience difficulties attracting and/or retaining qualified key personnel, which could negatively impact our ability to develop and market our products and services and our overall performance.
On November 7, 2023, we announced a workforce reduction of approximately 15% of our total full-time workforce (the “Reduction in Force”). The Reduction in Force resulted in the elimination of 102 full-time positions. Although the majority of the positions eliminated were intended to address excess manufacturing capacity, relative to current demand, this reduction has resulted in certain reallocations of employee duties. As a result, inefficiencies related to task unfamiliarity, heavier workloads, loss of knowledge and unfilled gaps may arise, especially if we are unable to effectively manage and implement the transition of impacted employees’ duties and responsibilities. Any such inefficiencies may cause disruption or delay in our business activities. The Reduction in Force and resulting job reassignments could also negatively affect employee morale and make it more difficult to motivate and retain our remaining personnel.
In addition, our future success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management and marketing personnel, who deliver high-quality and timely services to our customers and keep pace with cutting-edge technologies and developments in biologics. We face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources and who may use these resources to pursue personnel more aggressively than we are. Additionally, certain highly skilled personnel that we seek to employ may be subject to non-competition or other restrictive covenants restricting their ability to work for us or within certain aspects of our business for a period of time. Although some jurisdictions (including the State of California) prohibit non-competition agreements as a matter of law, and the U.S. Federal Trade Commission has issued a notice of proposed rulemaking that would prohibit employers in the U.S. from using non-compete agreements, if we hire certain employees from competitors or other companies, those former employers may attempt to assert that these employees and/or we have breached certain legal obligations, resulting in a diversion of our time and resources.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In recent years, recruiting, hiring and retaining employees with expertise in our industry and in the geographies where we operate has become increasingly difficult as the demand for skilled professionals has increased and as a result of labor shortages believed to have resulted from actions taken during the onset of the COVID-19 pandemic, but which remained following the recovery and which we expect will continue beyond the near-term. These difficulties may be heightened as a result of the Reduction in Force. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and services and our business, financial condition, results of operations, cash flows and prospects.
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
We have no control over the timing and volume of purchases by our customers. As a result,our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our revenues and future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
•unused inventory of our products that our customers have on hand, which are not indication-specific, and our lack of insight as to the amount of unused inventory of our products that such customers have on hand;
•changes in the level of our customers’ spending on and demand for our products and services, including as a result of, among other things, their own financial performance, changes in their available resources, timing of their commercial manufacturing initiatives, their decision to acquire in-house manufacturing capacity (rather than outsource), their spending priorities, including research and development budgets, and their budgetary policies and practices;
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
•the rate of introduction of other new products or product enhancements by us or others in our industry;
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
•the timing and magnitude of any adjustments to the Tax Receivable Agreement liability;
•changes in the assessment of the realizability of our deferred tax assets;
•general market conditions and other factors outside of our control, such as natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events; and
•the other factors described in this “Risk Factors” section.
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
We are subject to the risk of disruption by earthquakes, hurricanes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war (including any escalation of the ongoing military conflicts in Ukraine or the Gaza Strip), terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a significant negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products and services to our customers.
We rely upon our internal manufacturing, packaging and distribution operations to produce many of the products we sell and our warehouse facilities to store products pending sale. Any significant disruption of those operations for any reason, such as labor disputes or social unrest, power interruptions, fire, hurricanes, a public health crisis (such as a pandemic), earthquakes or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business and results of operations. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk.
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
•the relative reliability and robustness of our products and services as a whole and the components of our life science offerings, including, for example, CleanCap® and our assays for detecting host cell proteins;
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
If we are unable to successfully implement our strategic plan on a timely basis or at all, our business and future result of operations may be adversely impacted.
Our strategic plan was developed based upon market and technology trends that we currently believe present revenue growth opportunities, and in turn, long-term shareholder value creation. Our strategic plan includes a series of strategic priorities and cost realignment initiatives designed to drive growth and improve operational efficiency. Our ability to achieve our strategic initiatives is subject to a number of risks, including those discussed herein under the heading “Risks Related to Our Business and Strategy,” as well as challenges we face with executing multiple initiatives simultaneously. For example, our commercial initiatives may not succeed, or we may lose market share due to challenges in choosing the right products to develop or the right customers to target for these products, or integrating products of acquired companies into our sales and marketing strategy. We cannot assure you that we will overcome the risks associated with our strategic initiatives. If we fail to manage or overcome those risks, we may not realize the intended benefits of our strategic plan and may incur additional expenses without related revenue growth. Our business, financial position and results of operations will be adversely affected if we fail to successfully implement our strategic initiatives or if we invest resources in a growth strategy that ultimately proves to be unsuccessful.
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
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. As a result, following any such ownership change, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change. In addition, under the 2017 Tax Cuts and Jobs Act (“TCJA”), tax losses generated in taxable years beginning after December 31, 2017, may be utilized to offset no more than 80% of taxable income annually. On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was signed into law and changed certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, but the 80% limitation applies to tax years beginning after December 31, 2020. As such, we may not be able to realize a tax benefit from the use of our NOLs.
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
Revenue from our largest customers were 19.3%, 61.2% and 68.1% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue. See also “—The extent and duration of our revenue associated with COVID-19 related products and services are uncertain and are dependent, in important respects, on factors outside our control.”
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
We rely on distribution arrangements to market and sell our products and services, including in certain international markets, and our failure to maintain and successfully manage these arrangements or to renew or identify and implement additional arrangements on favorable terms, if at all, may impair our ability to effectively distribute and market our products and adversely impact our revenues and future results of operations.
We rely on certain distributors in order to market and sell our products and services in in certain international markets, particularly our biologics safety testing products and services in China. Our distributor in China accounted for 4.8% of our total revenues in the year ended December 31, 2023. If we are unable to maintain this distributor or enter into a similar arrangement with another distributor, or our current or future distributors do not perform adequately, our revenues and results of operations would likely be adversely impacted, at least temporarily. Additionally, changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Furthermore, our revenues from such distributors could be negatively impacted by macroeconomic conditions specific to the geographic markets in which our products and services are marketed and sold, geopolitical risks and other risks described below under “We are subject to financial, operating, legal and compliance risks associated with global operations.”
We may pursue additional arrangements regarding the sales and marketing and distribution of one or more of our products and services, including if we intend to grow our business internationally in certain geographic markets, and the success of our strategic initiatives and our future revenue growth may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products and services. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to distribute or market our products and services and could increase our costs of distribution and marketing.
Our use of distribution arrangements and marketing alliances to commercialize our products and services subject us to a number of risks, including the following:
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
We engage in business globally, with approximately 51%, 62% and 60% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively, coming from outside the U.S. In addition, one of our strategies is to expand geographically, both through distribution and through direct sales. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.
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
Our success depends on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our current and future proprietary products. We rely upon a combination of patents and trade secret protection to protect the intellectual property related to our technology, manufacturing processes, and products. Our commercial success depends in part on obtaining and maintaining patent and trade secret protection for our current and future products, if any, and the methods used to manufacture them, as well as successfully defending and protecting such patents and trade secrets against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that covers these activities.
The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we or our collaborators may only pursue, obtain or maintain patent protection in a limited number of countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate or narrow the scope of an issued patent or prevent our pending patent applications from issuing as patents. This may be (1) because patent applications in the United States, Europe and many other non-U.S. jurisdictions are typically not published until 18 months after filing, or in some cases not at all, (2) because publications of discoveries in scientific literature lag behind actual discoveries, and (3) because we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or any in-licensed issued patents or pending patent applications, or that we or our licensors were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Even if patents do successfully issue, such patents may not adequately protect our intellectual property, provide exclusivity for our current or future products, prevent others from designing around our claims or otherwise provide us with a competitive advantage. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. In addition, third parties may challenge the validity, enforceability, ownership, inventorship or scope of any of our patents. Any successful challenge to any of our patents could deprive us of rights necessary for the successful commercialization of our current or future products and could impair or eliminate our ability to collect future revenue and royalties with respect to such products. If any of our patent applications with respect to our current or future products fail to result in issued patents, if their breadth or strength of protection is narrowed or threatened, or if they fail to provide meaningful exclusivity or competitive position, it could dissuade companies from collaborating with us or otherwise adversely affect our competitive position.
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

Furthermore, patents have a limited lifespan. In the United States, the unextended expiration of a patent is generally 20 years after its non-provisional application filing date. Various extensions may be available, however, the life of a patent and the protection it affords is limited. Given the amount of time required for the development, testing, regulatory review and approval of new products, our patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be further reduced. Even if patents covering our future products are obtained, once such patents expire, we may be vulnerable to competition from similar products. The launch of a similar version of one of our products would likely result in an immediate and substantial reduction in the demand for our product. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
If we are prevented from enforcing our intellectual property rights because of governmental regulatory policies or political pressure or action, our sales and profitability may be materially adversely affected.
Our ability to maintain and grow our product sales and profitability depends, in part, on our ability to maintain and enforce our patents and other intellectual property rights. Proposed actions to waive intellectual property protections for COVID-19 vaccines and associated technology, such as those under discussion at the World Trade Organization, which are supported by the U.S. government, may impact our ability to fully assert our intellectual property rights related to our CleanCap® product in connection with the production of COVID-19 vaccines. Further, these policy actions may complicate our analysis and decision-making with respect to both research and development and capital investment, given the potential for lower returns on those investments that could result from our inability to fully protect our intellectual property. If we are unable to successfully navigate these considerations, the future revenues and profitability of our business could be negatively impacted. We are unable to estimate the impact of these potential policies given that they remain undefined and their adoption is uncertain.
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
The life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. Because the patent granting process is imperfect, the manufacture, distribution, or sale of our products may require us to challenge intellectual property rights by third parties that we believe to have been improperly granted. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence in trial court litigation to overcome the presumption of validity enjoyed by issued patents. Third parties have, and may in the future have, U.S. and non-U.S. issued patents and pending patent applications that may cover our current or future products. Such a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court or a tribunal to stop us from engaging in our normal operations and activities, including making or selling our current or future products. In the event that any of these patent rights were asserted against us, we believe that we have defenses against any such action, including that such patents would not be infringed by our current or future products and/or that such patents are not valid. However, if any such patent rights were to be asserted against us and our defenses to such assertion were unsuccessful, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any future products that were ultimately held to infringe such patents, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Filing, prosecuting, and defending patents on current or future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, patent scope or coverage varies between countries based on the differences between the respective patent laws in each country or jurisdiction. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Third parties may use our technologies in jurisdictions where we have not obtained or are unable to adequately enforce patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
If our trademarks, trade dress, and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.
Our trademarks, trade dress, or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names or marks which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.
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
As of December 31, 2023, we had total current and long-term indebtedness outstanding of approximately $524.1 million, including term loans of $533.1 million, and unamortized debt issuance costs of $9.0 million. We may incur significant additional indebtedness in the future. If we increase our current indebtedness levels, the risks related to our indebtedness as set forth herein could intensify.
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
Our ability to make scheduled debt service payments or to refinance outstanding debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and certain financial, business, economic and other factors beyond our control, including those discussed under “Risks Related to Our Business and Strategy” above. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot meet our debt service obligations, the holders of our indebtedness would have the right to accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent. Even if this does not occur, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our creditworthiness, which would also harm our ability to incur additional indebtedness.
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

Topco LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. For U.S. federal income tax purposes, taxable income of Topco LLC is allocated to the LLC Unitholders of Topco LLC, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of Topco LLC. Under the terms of the Topco LLC operating agreement (the “LLC Operating Agreement”), Topco LLC is obligated to make tax distributions to LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we may realize as a result of our purchase of LLC Units in Topco LLC (the “LLC Units”) and LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, such payments may be substantial. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders, and will be calculated without regard to any applicable basis adjustment under Section 743(b) of The Internal Revenue Code (“the Code”).
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
The Tax Receivable Agreement requires us to make cash payments to MLSH 1 and MLSH 2 in respect of certain tax benefits to which we may become entitled, and we expect that the payments we may be required to make could be substantial.
Pursuant to the Tax Receivable Agreement we are required to make cash payments to MLSH 1 and MLSH 2, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes related to the LLC Units held by the corporations that merged into our corporate structure as part of the Organizational Transactions (as discussed in Note 11 to our consolidated financial statements), Topco LLC and subsidiaries of Topco LLC that existed prior to our initial public offering and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax

Receivable Agreement. Any payments made by us to MLSH 1 and MLSH 2 under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon MLSH 1 maintaining a continued ownership interest in Topco LLC.
Estimating the amount and timing of our realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by MLSH 1, the amount of gain recognized by MLSH 1, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise.
We expect that the aggregate payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law, we expect that probable future payments under the Tax Receivable Agreement relating to the purchase by Maravai LifeSciences Holdings, Inc. of LLC Units from MLSH 1 and the corresponding tax attributes to be approximately $7.1 million. This determination is based on our estimate of taxable income for the year ended December 31, 2023. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Maravai LifeSciences Holdings, Inc. by Topco LLC are not sufficient to permit Maravai LifeSciences Holdings, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.
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
The Tax Receivable Agreement liability is recorded on the consolidated balance sheets as a contingent liability under ASC 450, “Liabilities,” and reflects management’s assessment that positive future taxable income and realization of cash tax savings are probable. Management’s assessment of whether payment of the Tax Receivable Agreement liability is probable is generally based on the determination as to whether it is more likely than not that the deferred tax assets will be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2023, we established a full valuation allowance against our deferred tax assets and derecognized the remaining non-current liability under the Tax Receivable Agreement after concluding it was not probable that we would generate sufficient future taxable income to utilize deferred tax assets that would result in payments due under the Tax Receivable Agreement. If revised forecasts of our future taxable income or other relevant factors result in us releasing all or a portion of the valuation allowance recorded against the deferred tax assets applicable to the aforementioned tax attributes in a future period, the remaining Tax Receivable Agreement liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. It is impossible to predict when and to what extent, if at all, such valuation allowance will be released, and therefore whether we would again be required to recognize all or a portion of the Tax Receivable Agreement liability, which would adversely impact our future results of operations, possibly in a material manner.
Under the Tax Receivable Agreement, we are required to provide MLSH 1 and MLSH 2 with a schedule setting forth the calculation of payments that are due under the TRA with respect to each taxable year in which a payment obligation arises within ninety (90) days after the extended due date of our U.S. federal income tax return for such taxable year. This calculation will be based upon the advice of our tax advisors. The calculation will become final thirty (30) days after it is provided assuming that no objections are made. Payments under the Tax Receivable Agreement will generally be made within five (5) business days after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement. Interest on such payments will begin to accrue at a rate of Intercontinental Exchange London Interbank Offer Rate (“LIBOR”) for a period of one month (or, if LIBOR ceases to be published, at a rate selected by us in good faith, with characteristics similar to LIBOR or consistent with market practices generally, any such rate, a “Replacement Rate”) plus 100 basis points from the due date (without extensions) of such tax return. Generally, any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate (“SOFR”) as the applicable Replacement Rate as allowable under the Tax Receivable Agreement.
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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon MLSH 1, as the only other LLC Unitholder in Topco LLC, and MLSH 2 that will not benefit the other holders of our Class A common stock to the same extent. We have entered into a Tax Receivable Agreement with MLSH 1 and MLSH 2, which will provide for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of certain of the entities through which GTCR and other existing members of MLSH 1 and MLSH 2 held their ownership interests in MLSH 1, Topco LLC and subsidiaries of Topco LLC that existed prior to our initial public offering and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of purchases of LLC Units and LLC Unit exchanges, and the resulting amounts we are likely to pay out to MLSH 1 and MLSH 2 pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
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
We are subject to income taxes in the U.S. and certain foreign jurisdictions. Our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the amount and realizability of our deferred tax assets and liabilities;
•changes in any tax valuation allowances;
•expiration of, or detrimental changes in, research and development tax credit laws; or
•changes in tax laws, regulations or interpretations thereof.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and foreign authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Risks Related to Being a Public Company
We are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or to the extent these internal controls are determined by us or our auditors to not be operating effectively, investor confidence in us and the value of our Class A common stock could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act is a costly and challenging process. If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Additionally, the existence of a material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.
Risks Related to Our Class A Common Stock
GTCR controls us, and its interests may conflict with ours or yours in the future.
As of December 31, 2023, investment entities affiliated with GTCR collectively controlled approximately 56% of the voting power of our outstanding common stock and therefore GTCR controls the outcome of all matters submitted to a vote of our shareholders. This control enables GTCR to control the election of the members of the Board and all other corporate decisions. Even when GTCR ceases to control a majority of the total voting power, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, GTCR will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
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
Currently, GTCR controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance requirements of NASDAQ. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of NASDAQ, including:
•the requirement that a majority of our Board is composed of “independent directors” as defined under NASDAQ rules;
•the requirement that we have a nominations committee that is composed entirely of independent directors; and
•the requirement that we have a compensation committee that is composed entirely of independent directors.
From time to time, we may rely on these exceptions. Although a majority of our Board is currently composed of independent directors, neither our Compensation and Leadership Development Committee, nor our Nominating, Governance and Risk Committee, consists entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects and result in a diversion of the time and resources of our employees, management and board of directors.
Our stock price may be volatile for reasons unrelated to our operating performance and financial condition.
Capital markets worldwide have experienced, and are likely to continue to experience, significant volatility, including as a result of the current challenging macroeconomic environment, fiscal and monetary policy uncertainty, as well as political instability and continued or worsening hostilities or military conflicts in certain regions. This market volatility, as well as other general economic, market or political conditions, could subject the trading price of our Class A common stock to wide price fluctuations regardless of our underlying operating performance and financial position.
If our existing investors sell a significant portion of our total outstanding shares of Class A common stock, the market price of our Class A common stock could drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2023, we had 132,227,632 outstanding shares of Class A common stock, 21,681,033 of which held by MLSH 2, and further, as of December 31, 2023, an additional 119,094,026 shares of Class A common stock are issuable upon the exchange by MLSH 1 of its interest in Topco. Because each of MLSH 1 and MLSH 2 is controlled by GTCR and is considered an “affiliate” of ours, the shares of Class A common stock held by MLSH 1 and MLSH 2 are subject to certain restrictions on resale imposed by U.S. federal securities laws. However, pursuant to a registration rights agreement, MLSH 1 and MLSH 2 have the right to request that we register these shares in which case the shares would be able to be freely sold in the public market without such restrictions. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, information systems, business operations, and products and related services. We have adopted security-control principles based on the National Institute of

Standards and Technology Cybersecurity Framework (NIST), other global standards, and contractual requirements, as applicable. We also leverage government partnerships, industry and government associations, third-party benchmarking, audits, threat intelligence feeds, and other similar resources to inform our cybersecurity efforts and allocate resources.
We maintain an information security program that includes physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent and timely and effectively respond to cybersecurity incidents. Through our cybersecurity risk management process, we continuously monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of cybersecurity risk countermeasures made to defend against such threats. This process has been integrated into our Enterprise Risk Management program and our Compliance Risk Management program, both of which are overseen by our Board of Directors. In addition, we engage third-party consultants to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs, including conducting penetration testing, phishing campaigns, and vulnerability assessments, and responding to any incidents.
We also assess the risks from cybersecurity threats of our suppliers and third-party service providers. We also require our suppliers and third-party service providers to adopt security-control principles based on NIST or similar global standards.
We have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations, and reputation. Although our cybersecurity risk management processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. See “Our internal computer systems, or those of our customers, collaborators or other contractors, have been and may in the future be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs or otherwise adversely affect our business, financial condition, results of operations, cash flows and prospects” within Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Governance
Our Board has overall responsibility for risk oversight. Oversight of certain of the Company’s key risks is specifically allocated to Board committees based on their respective areas of expertise. The Nominating, Governance and Risk Committee assists the Board in overseeing risks specific to cybersecurity. Pursuant to its written charter, the Nominating, Governance and Risk Committee is charged with overseeing our management’s efforts to identify, evaluate and mitigate major risks related to cybersecurity, data protection controls, business continuity/disaster recovery systems and other information security matters, and periodically reviews our approach to the identification, evaluation and mitigation of such risks with the Board. Our Vice President, Information Technology (“VP of IT”), together with our General Counsel, briefs the Nominating, Governance and Risk Committee on cybersecurity risks at selected meetings. These briefings include assessments of the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. To the extent that a significant cybersecurity event occurs, the Nominating, Governance and Risk Committee would also receive periodic updates from senior management, including the VP of IT, the General Counsel, and the relevant Company third-party consultants on any significant cybersecurity events. Such updates would include, as applicable and relevant, the nature, scope and timing of the event; the type and scale of information or data has been accessed, exfiltrated or encrypted; the systems involved; what is known about the threat actor, such as capabilities and demands, if any; management’s ongoing assessment of the impacts or likely impacts of the intrusion; the possibility of litigation or regulatory investigations or actions; and any other information that management finds relevant and that would aid in the assessment of the materiality of the impact of the intrusion.
Our Information Technology (IT) Department and Legal Department work together and are jointly responsible for developing and coordinating our enterprise-wide cybersecurity policy and strategy, including managing our cybersecurity risk management processes. The VP of IT and the General Counsel report to the Company’s senior leadership team on progress towards specific cybersecurity objectives.
Vijay Mani is our VP of IT. He is responsible for managing our information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Mr. Mani has 16 years of experience working in leadership roles in information technology, as well as relevant degrees and certifications, including an Advanced Computer Security Certificate from Stanford University. He reports directly to our Chief Financial Officer and meets periodically with the Nominating, Governance and Risk Committee.
Item 2. Properties
Our corporate headquarters and certain of our research and development operations are located in San Diego, California. The facilities serve as the principal hub of operations for our nucleic acid production business and were purpose built to expand the capacity of this business segment while adding specialized capabilities in the form of clean rooms, air handling, waste and solvent handling, and GMP capabilities. Our facility leases expire at varying dates through 2038, not including renewals that are at our option.
All facilities are leased. A summary of our facilities is listed below.

Location	Approx. Square Footage	Segment
San Diego, CA	237,000	Nucleic Acid Production
Sterling, VA	21,000	Nucleic Acid Production
Leland, NC	46,000	Biologics Safety Testing
Southport, NC	20,000	Biologics Safety Testing
Jupiter, FL	17,000	Nucleic Acid Production
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
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock trades on The Nasdaq Global Select Market under the symbol “MRVI.”
Our Class B common stock is not listed nor traded on any stock exchange.
Stock Performance Graph
The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 20, 2020 (the first day of trading of our common stock), through December 31, 2023 for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our Class A common stock to date. The stockholder return shown in the graph below may not be indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders of Common Stock
As of February 21, 2024, there were two holders of record of our Class A common stock. This number does not include a greater number of beneficial holders of our Class A common stock whose shares are held by clearing houses, banks, brokers and other financial institutions which are aggregated into a single holder of record.
As of February 21, 2024, there was one holder of record of our Class B common stock.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 regarding shares of our Class A common stock that may be issued under the Company’s equity compensation plans, consisting of our 2020 Omnibus Incentive Plan (the “2020 Plan”) and our 2020 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	8,683,194	$9.76	57,526,943
Total	8,683,194	$9.76	57,526,943
____________________
(1)Includes 10,482,025 shares that remain available for purchase under the 2020 Employee Stock Purchase Plan and 56,107,859 shares of common stock that remain available for grant under the 2020 Omnibus Incentive Plan. The 2020 Omnibus Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the Plan, equal to the lesser of (a) 4.0% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The 2020 Employee Stock Purchase Plan also provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the plan, equal to the lesser of (a) 1.25% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that the shares reserved under the ESPP shall not exceed an aggregate of 10,948,877 shares.
(2)The weighted average exercise price includes restricted stock unit and performance stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock units and performance stock units is $20.55.
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
This discussion and analysis generally addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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
As of December 31, 2023, we employed a team of over 650 employees, approximately 24% of whom have advanced degrees. As of January 5, 2024, following the completion of a reduction in force (as described under “Restructuring” below), we had approximately 570 employees, approximately 25% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are effected through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 48.8% and 38.4% for the years ended December 31, 2023 and 2022, respectively.
We generated revenue of $288.9 million and $883.0 million for the years ended December 31, 2023 and 2022, respectively.
Total revenue by segment was $224.8 million in Nucleic Acid Production and $64.2 million in Biologics Safety Testing for the year ended December 31, 2023. Total revenue by segment was $813.1 million in Nucleic Acid Production and $69.9 million in Biologics Safety Testing for the year ended December 31, 2022.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $151.4 million and $129.3 million for the years ended December 31, 2023 and 2022, respectively.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $17.3 million and $18.4 million for the years ended December 31, 2023 and 2022, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
2023 and Recent Developments
Acquisition
In January 2023, we completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) and provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets, for a total purchase consideration of $75.3 million. As a result of the acquisition, we own all the outstanding equity interest in Alphazyme. Our consolidated results of operations for the year ended December 31, 2023 include the operating results of Alphazyme from the acquisition date. See Note 2 to our consolidated financial statements for additional information.
Restructuring
In November 2023, the Company implemented a cost realignment plan (the “Cost Realignment Plan”) that included the termination of approximately 15% of the Company’s workforce, the termination of certain leases, and other actions to reduce expenses, all as part of a plan to optimize business operations and match them to current market conditions. The reduction in force was completed on January 5, 2024, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act. The Company expects the remaining actions under the Cost Realignment Plan to be substantially complete during the first quarter of 2024.
During the year ended December 31, 2023, we incurred restructuring costs of $6.5 million, primarily related to severance and other employee-related costs, facility and other exit costs, professional fees and other restructuring costs. We do not expect to incur any additional restructuring costs, however, we expect to recognize a benefit of $1.2 million during the first quarter of 2024 relating to equity award forfeitures associated with employee terminations. We expect the Cost Realignment Plan to yield certain cost savings of approximately $30.0 million annually, of which $23.0 million relates to labor costs. See Note 3 to our consolidated financial statements for additional information.
Trends and Uncertainties
COVID-19 Related Revenue Trends and Uncertainties
Our results of operations and cash flows during each of the years ended December 31, 2022, 2021 and 2020 substantially benefited from the demand for COVID-19 related products and services, including our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA, which are used by our customers in the production of COVID-19 vaccines. As a result of the general decrease in market demand for COVID-19 related products and services, including the supply and manufacture of COVID-19 vaccines, and in particular, following the end of U.S. federal public health emergency declaration and World Health Organization declaration of the end of the pandemic in early May 2022, we expect to experience further declines in COVID-19 related revenue, as discussed in further detail below.
We estimate that revenue from COVID-19 related products and services represented approximately 21.0% and 67.9% of our total revenues for the years ended December 31, 2023 and 2022, respectively. We believe that the second quarter of 2022 will have represented the highest revenue quarter for revenue attributable to our COVID-19 related products and services, and have experienced substantial declines in COVID-19 related revenue since such quarter as a result of the general market trend of reduced demand for COVID-19 related products and services as the pandemic subsides, including the supply and manufacture of COVID-19 related vaccines, and the World Health Organization declaring an end to the COVID-19 pandemic. We expect further declines in COVID-19 related revenue for these reasons, as well as a result of unused inventory of our products that our customers have on hand. We are currently unable to fully estimate the impact of this unused inventory on our future COVID-19 related revenue, nor are we able to predict when our customers will resume purchasing COVID-19 related products given that our customers generally have not provided us with detailed inventory data. Our longer-term revenue prospects for COVID-19 related products are highly uncertain but are expected to be substantially less than pandemic highs. The factors that could influence longer-term COVID-19 related revenue include: the emergence, duration and intensity of new virus variants; regional resurgences of the virus globally; competition faced by our customers from other COVID-19 vaccine manufacturers and the development and availability of antiviral therapeutic alternatives; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; and the U.S. economy and global economy, including impacts resulting from supply chain constraints, labor market shortages and inflationary pressures. This contraction in COVID-19 related demand will significantly decrease our revenue and cash flow, which in turn could have a material adverse impact on our operating results and financial condition in the future.
Other Trends and Uncertainties
While we believe that the long-term trend of biopharmaceutical customers relying on outside parties to provide important inputs and services for their clinical research and manufacturing remains a long-term growth driver for us, we believe that recent industry trends and uncertainties, including changes in our customers’ spending priorities and budgetary policies and practices, which negatively impacted our revenue and operating results in the year ended December 31, 2023, may continue and result in slower growth and/or cause a further decline in our revenues during the year ending December 31, 2024. These trends and uncertainties, which we primarily attribute to lower levels of investment in the research and development funding of early-stage biotechnology companies and declines and uncertainties in the capital markets amidst ongoing negative macroeconomic challenges, has and may continue to cause those companies to take action to conserve capital, resulting in a potential reduction in research and development spending across the markets in which we participate.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net (loss) income adjusted for interest, provision for income taxes, depreciation, amortization and equity-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $288.9 million and $883.0 million for the years ended December 31, 2023 and 2022, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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

Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, equity-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, equity-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the years ended December 31, 2023 and 2022.
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
We expect that our selling, general and administrative expenses will gradually increase in future periods, primarily due to expanding facilities footprint to support anticipated long-term growth in the business, costs incurred in increasing our presence globally, and increases in marketing activities to drive awareness and adoption of our products and services.
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
We expect our research and development costs to increase to support our research and development efforts, including meeting our customers’ needs.
Change in Estimated Fair Value of Contingent Consideration
Change in estimated fair value of contingent consideration consists of fair value adjustments to contingent consideration liabilities associated with completed acquisitions. These adjustments are based on our assessment of the probability of achieving certain revenue thresholds and other probability factors.
Restructuring
Restructuring costs primarily consist of severance and other employee-related costs, facility and other exit costs, professional fees and other restructuring costs resulting from the Cost Realignment Plan.
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
Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
During the year ended December 31, 2023, we determined that making a payment under the Tax Receivable Agreement for subsequent years was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the Tax Receivable Agreement. As a result, we remeasured the non-current portion of the liability due under the Tax Receivable Agreement to zero, as of December 31, 2023, and recorded a corresponding gain on Tax Receivable Agreement liability remeasurement.
Income Tax Expense
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates. In addition, we evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the year ended December 31, 2023, we recognized a full valuation allowance against our deferred tax assets and recorded a corresponding income tax expense.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of operations. As of December 31, 2023, we held approximately 52.6% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.4% of the outstanding LLC Units of Topco LLC.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022	Change
	(in thousands, except per share data)
Revenue	$288,945	$883,001	(67.3)%
Operating expenses:
Cost of revenue (1)	148,743	168,957	(12.0)%
Selling, general and administrative (1)	151,390	129,259	17.1%
Research and development (1)	17,280	18,369	(5.9)%
Change in estimated fair value of contingent consideration	(3,286)	(7,800)	(57.9)%
Restructuring (1)	6,466	—	*
Total operating expenses	320,593	308,785	3.8%
(Loss) income from operations	(31,648)	574,216	(105.5)%
Other income (expense), net	649,384	(22,744)	(2955.2)%
Income before income taxes	617,736	551,472	12.0%
Income tax expense	756,111	60,809	1143.4%
Net (loss) income	$(138,375)	$490,663	(128.2)%
Net (loss) income attributable to non-controlling interests	(19,346)	270,458	(107.2)%
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(119,029)	$220,205	(154.1)%

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.90)	$1.67
Diluted	$(0.90)	$1.67
Weighted average number of Class A common shares outstanding:
Basic	131,919	131,545
Diluted	131,919	255,323
Non-GAAP measures:
Adjusted EBITDA	$65,309	$637,800
Adjusted Free Cash Flow	$12,621	$586,052
____________________
*Not meaningful
(1)Includes equity-based compensation expense as follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	Change
Cost of revenue	$7,324	$4,192	74.7%
Selling, general and administrative	24,650	13,349	84.7%
Research and development	2,715	1,129	140.5%
Restructuring	(101)	—	*
Total equity-based compensation expense	$34,588	$18,670	85.3%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Nucleic Acid Production	$224,769	$813,069	(72.4)%	77.8%	92.1%
Biologics Safety Testing	64,176	69,932	(8.2)%	22.2%	7.9%
Total revenue	$288,945	$883,001	(67.3)%	100.0%	100.0%
Total revenue was $288.9 million for the year ended December 31, 2023 compared to $883.0 million for the year ended December 31, 2022, representing a decrease of $594.1 million, or 67.3%.
Nucleic Acid Production revenue decreased from $813.1 million for the year ended December 31, 2022 to $224.8 million for the year ended December 31, 2023, representing a decrease of $588.3 million, or 72.4%. The decrease in Nucleic Acid Production was primarily driven by decreased revenue from our proprietary CleanCap analogs as demand decreased from COVID-19 vaccine manufacturers. For the year ended December 31, 2023, we estimate that approximately $60.8 million, or 54.7%, of our $111.1 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs. For the year ended December 31, 2022, we estimate that approximately $599.8 million, or 90.8%, of our $660.5 million CleanCap revenue was a result of customer demand attributable to COVID-19 vaccines or other COVID-19 related commercial products or developmental programs.
Biologics Safety Testing revenue decreased from $69.9 million for the year ended December 31, 2022 to $64.2 million for the year ended December 31, 2023, representing a decrease of $5.8 million, or 8.2%. The decrease was primarily due to an industry-wide weak demand environment and slowdowns in biologics manufacturing, which continued to impact demand for our HCP ELISA kits.
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
As of December 31, 2023, all of our long-lived assets were located within the United States.

The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands):

	Year Ended December 31,
	2023	2022

Revenue:
Nucleic Acid Production	$224,769	$813,076
Biologics Safety Testing	64,179	69,932
Total reportable segments’ revenue	288,948	883,008
Intersegment eliminations	(3)	(7)
Total	$288,945	$883,001

Segment adjusted EBITDA:
Nucleic Acid Production	$82,658	$638,337
Biologics Safety Testing	46,908	54,841
Total reportable segments’ adjusted EBITDA	129,566	693,178
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(27,356)	(24,269)
Depreciation	(12,898)	(7,566)
Interest expense	(45,892)	(20,414)
Interest income	27,727	2,338
Corporate costs, net of eliminations	(64,257)	(55,378)
Other adjustments:
Acquisition contingent consideration	3,286	7,800
Acquisition integration costs	(12,695)	(13,362)
Equity-based compensation	(34,588)	(18,670)
Merger and acquisition related expenses	(4,392)	(2,416)
Financing costs	—	(1,078)
Acquisition related tax adjustment	(1,293)	(349)
Tax Receivable Agreement liability adjustment	668,886	(4,102)
Chief Executive Officer transition costs	(28)	(2,426)
Restructuring costs (1)	(6,567)	—
Other	(1,763)	(1,814)
Income before income taxes	617,736	551,472
Income tax expense	(756,111)	(60,809)
Net (loss) income	$(138,375)	$490,663
___________________
(1)Equity-based compensation benefit of $0.1 million related to forfeited equity awards in connection with the restructuring is included on the equity-based compensation line item.
During the year ended December 31, 2023 and 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2023 and 2022.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net (loss) income to Adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net (loss) income	$(138,375)	$490,663
Add:
Amortization	27,356	24,269
Depreciation	12,898	7,566
Interest expense	45,892	20,414
Interest income	(27,727)	(2,338)
Income tax expense	756,111	60,809
EBITDA	676,155	601,383
Acquisition contingent consideration (1)	(3,286)	(7,800)
Acquisition integration costs (2)	12,695	13,362
Equity-based compensation (3)	34,588	18,670
Merger and acquisition related expenses (4)	4,392	2,416
Financing costs (5)	—	1,078
Acquisition related tax adjustment (6)	1,293	349
Tax Receivable Agreement liability adjustment (7)	(668,886)	4,102
Chief Executive Officer transition costs (8)	28	2,426
Restructuring costs (9)	6,567	—
Other (10)	1,763	1,814
Adjusted EBITDA	$65,309	$637,800
____________________
(1)Refers to the change in the estimated fair value of contingent consideration related to completed acquisitions.
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
(6)Refers to non-cash expense associated with adjustments to the carrying value of the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022.
(7)For the year ended December 31, 2023, refers to the adjustment of our Tax Receivable Agreement liability primarily due to remeasuring the non-current portion of the liability to zero as we no longer consider the payments under the agreement to be probable. For the year ended December 31, 2022, refers to the adjustment of our Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(8)Refers to legal fees and other costs associated with the Chief Executive Officer leadership transition that occurred during July 2023.
(9)Refers to restructuring costs associated with the Cost Realignment Plan, which was implemented in November 2023. Equity-based compensation benefit of $0.1 million related to forfeited equity awards in connection with the restructuring is included on the equity-based compensation line item.
(10)For the year ended December 31, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, certain working capital and other adjustments related to the acquisition of MyChem, and other non-recurring costs. For the year ended December 31, 2022, refers to the loss recognized during the period associated with certain working capital and other adjustments related to the sale of Vector Laboratories, Inc., which was completed in September 2021, and the loss incurred on extinguishment of debt.

Adjusted Free Cash Flow
A reconciliation of Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Adjusted EBITDA	$65,309	$637,800
Capital expenditures (1)	(52,688)	(51,748)
Adjusted Free Cash Flow	$12,621	$586,052
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
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Cost of revenue	$148,743	$168,957	(12.0)%	51.5%	19.1%
Selling, general and administrative	151,390	129,259	17.1%	52.4%	14.7%
Research and development	17,280	18,369	(5.9)%	6.0%	2.1%
Change in estimated fair value of contingent consideration	(3,286)	(7,800)	(57.9)%	(1.1)%	(0.9)%
Restructuring	6,466	—	*	2.2%	—%
Total operating expenses	$320,593	$308,785	3.8%	111.0%	35.0%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue decreased by $20.2 million from $169.0 million for the year ended December 31, 2022 to $148.7 million for the year ended December 31, 2023, or 12.0%. The decrease in cost of revenue compared to the prior period was primarily attributable to a decrease of $42.2 million in direct product costs driven by overall decreased revenues. This was partially offset by an increase of $14.3 million in personnel costs primarily driven by retention payment accruals associated with the acquisition of MyChem, additional headcount to support expanded manufacturing capacity and additional headcount related to the acquisition of Alphazyme, an increase of $6.0 million in depreciation and amortization expense primarily due to new equipment and newly acquired intangible assets, and an increase of $1.6 million in facilities costs driven by new facilities.
Gross profit decreased by $573.8 million from $714.0 million for the year ended December 31, 2022 to $140.2 million for the year ended December 31, 2023. The decrease in gross profit margin as a percentage of sales was primarily attributable to a decrease in volume, unfavorable product mix shift, an overall increase in the cost of revenue as a percentage of sales as the result of higher labor and facility costs, and depreciation and amortization.
Selling, General and Administrative
Selling, general and administrative expenses increased by $22.1 million from $129.3 million for the year ended December 31, 2022 to $151.4 million for the year ended December 31, 2023, or 17.1%. The increase was primarily driven by an increase of $22.7 million in personnel costs largely due to additional headcount from the acquisition of Alphazyme and incremental equity-based compensation expense.

Research and Development
Research and development expenses decreased by $1.1 million from $18.4 million for the year ended December 31, 2022 to $17.3 million for the year ended December 31, 2023, or 5.9%. The decrease in expenses compared to the prior period was primarily driven by a decrease of $1.8 million in personnel costs largely due to certain retention payment accruals now being included in cost of revenue. This is partially offset by an increase of $0.6 million in facilities costs driven by new facilities.
Change in Estimated Fair Value of Contingent Consideration
The change in estimated fair value of contingent consideration changed by $4.5 million from $7.8 million for the year ended December 31, 2022 to $3.3 million for the year ended December 31, 2023, or 57.9%. The changes were due to the decreases in estimated fair value of the liability for the contingent payments associated with the acquisitions of Alphazyme and MyChem. These were due to changes in estimates associated with revenue projections relative to defined revenue targets or thresholds that would trigger contingent payments per the Securities Purchase Agreement between the Company and sellers of Alphazyme and the Securities Purchase Agreement between the Company and the sellers of MyChem. See Notes 2 and 5 to our consolidated financial statements for additional information.
Restructuring
Restructuring costs for the year ended December 31, 2023 relate to the Cost Realignment Plan, which was implemented in November 2023. These include severance and other employee-related costs of $4.3 million, offset by a $0.1 million equity-based compensation benefit, facility and other exit costs of $2.0 million, and professional fees and other associated costs of $0.3 million. See Note 3 to our consolidated financial statements for additional information.
Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2023	2022	Change	2023	2022
Interest expense	$(45,892)	$(20,414)	124.8%	(15.9)%	(2.3)%
Interest income	27,727	2,338	1085.9%	9.6%	0.2%
Loss on extinguishment of debt	—	(208)	*	—%	0.0%
Change in payable to related parties pursuant to the Tax Receivable Agreement	668,886	(4,102)	*	231.5%	(0.5)%
Other expense	(1,337)	(358)	273.5%	(0.5)%	0.0%
Total other income (expense), net	$649,384	$(22,744)	*	224.7%	(2.6)%
____________________
*Not meaningful
Other expense was $22.7 million for the year ended December 31, 2022 compared to Other income of $649.4 million for the year ended December 31, 2023, representing a change of $672.1 million. The overall change in Other income (expense) was primarily attributable to a $668.9 million gain related to the payable to related parties pursuant to the Tax Receivable Agreement as we concluded that it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income. This was partially offset by a $0.9 million increase in Other expense relating to the indemnification asset recorded in connection with the acquisition of MyChem.
Relationship with GTCR, LLC (“GTCR”)
As of December 31, 2023, investment entities affiliated with GTCR collectively controlled approximately 56% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of the Board and all other corporate decisions.
During the years ended December 31, 2023 and 2022, the Company made distributions of $9.6 million and $150.2 million, respectively, for tax liabilities to MLSH 1.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination was based on our estimate of taxable income for the year ended December 31, 2023. As of December 31, 2023, our current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company has derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2023, of which $0.4 million is related to interest. This determination was based on our taxable income for the year ended December 31, 2022. We made payments of $35.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2022, of which $1.1 million is related to interest. This determination was based on our taxable income for the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of December 31, 2023, we had cash and cash equivalents of $575.0 million and retained earnings of $285.7 million. We had a net loss of $138.4 million for the fiscal year ended December 31, 2023. We also had positive cash flow from operations of $126.2 million.
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
We expect to spend approximately $2.8 million in restructuring costs primarily during the first quarter of 2024 associated with the Cost Realignment Plan using existing cash on hand.
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA. Assuming no changes in the relevant tax law, we expect that probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes to be approximately $7.1 million. This determination is based on our estimate of taxable income for the year ended December 31, 2023. During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies since a valuation allowance has been recorded against our deferred tax assets and we do not believe we will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $665.3 million in the consolidated balance sheet. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. During the years ended December 31, 2023 and 2022, the Company made distributions of $9.6 million and $150.2 million, respectively, for tax liabilities to MLSH 1 under this agreement.
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
In January 2022, the Company entered into an amendment (the “Amendment”) to refinance the term loan and to replace London Interbank Offered Rate (“LIBOR”) with a Term Secured Overnight Financing Rate (“SOFR”) based rate.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal out of certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2023, our first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of excess cash flow was not required.
The Term Loan became repayable in quarterly payments of $1.4 million beginning in March 2022, with all remaining outstanding principal due in October 2027. The Term Loan includes prepayment provisions that allow us, at our option, to repay all or a portion of the principal amount at any time. The Revolving Credit Facility allows us to repay and borrow from time to time until October 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
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
As of December 31, 2023, we were in compliance with these covenants.
As of December 31, 2023, interest rate on the Term Loan was 8.40%.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC.
As of December 31, 2023, our current liability under the TRA was $7.1 million, representing 85% of the calculated tax savings we expect to utilize for the year ended December 31, 2023. During the year ended December 31, 2023, we recognized a gain of $668.9 million, in connection with a TRA liability adjustment due to remeasuring the non-current portion of the liability to zero as we no longer consider the payments under the agreement to be probable. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate (“SOFR”) as the applicable Replacement Rate as allowable under the Tax Receivable Agreement.
The payment obligations under the TRA are obligations of Maravai LifeSciences Holdings, Inc. and not of Topco LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, the aggregate payments that we will be required to make to MLSH 1 and MLSH 2 may be substantial. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Topco LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding ordinary course payments under the TRA from cash flow from operations of Topco LLC and its subsidiaries, available cash and/or available borrowings under the Credit Agreement.
During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $665.3 million in the consolidated balance sheet.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$126,224	$535,977
Investing activities	(122,310)	(267,612)
Financing activities	(61,090)	(187,499)
Net (decrease) increase in cash and cash equivalents	$(57,176)	$80,866
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $126.2 million, which was primarily attributable to a net cash inflow from the change in our operating assets and liabilities of $97.8 million, non-cash depreciation and amortization of $40.3 million, non-cash amortization of operating lease right-of-use assets of $8.5 million, non-cash amortization of deferred financing costs of $2.9 million, non-cash equity-based compensation of $34.6 million, and non-cash deferred income taxes of $754.9 million. These were partially offset by a net loss of $138.4 million, non-cash gain on the change in estimated fair value of contingent consideration of $3.3 million, and non-cash gain on the revaluation of liabilities under the TRA of $668.9 million.
Net cash provided by operating activities for the year ended December 31, 2022 was $536.0 million, which was primarily attributable to a net income of $490.7 million, non-cash depreciation and amortization of $31.8 million, non-cash amortization of operating lease right-of-use assets of $6.3 million, non-cash amortization of deferred financing costs of $2.8 million, non-cash equity-based compensation of $18.7 million, non-cash deferred income taxes of $42.3 million, and non-cash loss on the revaluation of liabilities under the TRA of $4.1 million. These were partially offset by a non-cash loss on the change in estimated fair value of contingent consideration $7.8 million, and a net cash outflow from the change in our operating assets and liabilities of $45.1 million, which is net of government funding of $17.0 million. The net cash outflow from the change in our operating assets includes $13.4 million relating to an increase in prepaid lease payments for Flanders I (as defined in Note 7 to our consolidated financial statements).
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $122.3 million, which was primarily comprised of $69.8 million for the net cash consideration paid for the acquisition of Alphazyme and cash outflows of $65.6 million for property and equipment purchases. These were partially offset by proceeds from government assistance allocated to property and equipment of $12.9 million.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $61.1 million, which was primarily attributable to $42.2 million of payments to MLSH 1 and MLSH 2 pursuant to the TRA, a $9.7 million payment of acquisition consideration holdback relating to the acquisition of MyChem, $9.6 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $5.4 million of principal repayments of long-term debt. This was partially offset by proceeds from derivative instruments of $6.2 million.
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

Capital Expenditures
Capital expenditures for the year ended December 31, 2023 totaled $52.7 million, which is net of government funding of $12.9 million. Capital expenditures for the year ending December 31, 2024 are projected to be in the range of $30.0 million to $35.0 million, which is net of anticipated government funding recognized. This includes leasehold improvements and equipment primarily for the Flanders San Diego Facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$65,533	$10,224	$20,431	$17,228	$17,650
Finance leases (2)	34,517	3,327	6,957	7,380	16,853
Debt obligations (3)	533,120	5,440	10,880	516,800	—
TRA payments (4)	7,069	7,069	—	—	—
Unconditional purchase obligations (5)	3,300	3,300	—	—	—
MyChem retention payments (6)	20,000	20,000	—	—	—
Total	$663,539	$49,360	$38,268	$541,408	$34,503
_______________
(1)Represents operating lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities. See Note 8 to our consolidated financial statements for additional information.
(2)Represents finance lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities. See Note 8 to our consolidated financial statements for additional information.
(3)Represents long-term debt principal maturities, excluding interest. See Note 10 to our consolidated financial statements for additional information.
(4)Reflects the estimated timing of the current TRA liability payment as of December 31, 2023. See "Risk Factors-Risks Related to Our Organizational Structure" and Note 14 to our consolidated financial statements for additional information regarding our liability under the TRA.
(5)Represents firm purchase commitments to our suppliers. See Note 9 to our consolidated financial statements for additional information.
(6)Represents certain payments to the sellers of MyChem as of the second anniversary of the closing of the acquisition date as long as they continue to be employed by TriLink. See Note 2 to our consolidated financial statements for additional information.
Tax distributions are required under the terms of the Topco LLC Agreement. As of December 31, 2023, we have made tax distributions equal to the estimated obligation due for 2023. See Note 14 to our consolidated financial statements for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2023, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, we may be required to make additional payments of up to $75.0 million to the sellers of Alphazyme dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025. We may also be required to make certain payments of $9.3 million to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 5 to our consolidated financial statements for additional details.
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
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco LLC, which has been, and will continue to be, treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s previously wholly-owned U.S. subsidiary, Maravai Life Sciences, Inc. (“Maravai Inc.”) and its subsidiaries, were taxpaying entities in the U.S., Canada, and the U.K. Maravai Inc.’s subsidiaries were sold and Maravai Inc. ceased to be a regarded entity and was deemed liquidated for U.S. tax purposes during the year ended December 31, 2021. Topco LLC’s wholly-owned subsidiary, Maravai LifeSciences International Holdings, Inc., is a taxpaying entity for U.S. and foreign jurisdictions and had limited activity subject to a transfer pricing arrangement during the year ended December 31, 2023. Topco LLC’s other subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai Inc. and its subsidiaries, prior to their disposal, and Maravai LifeSciences International Holdings, Inc., as well as our share of income or loss generated by Topco LLC. We anticipate this structure to remain in existence for the foreseeable future.
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
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. We believe it is more likely than not that the Company will not generate sufficient taxable income in the future to fully realize any deductions allocated to it from Topco LLC associated with the reversal of its tax basis as of December 31, 2023. In addition, a portion of the deferred tax asset may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. As such, a valuation allowance of $642.2 million has been recorded as of December 31, 2023 to reflect the deferred tax assets that are more likely than not to not be realized.
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
Payable to Related Parties Pursuant to the Tax Receivable Agreement
In November 2020, we entered into a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize from exchanges of LLC Units (together with the corresponding share of Class B Common stock), as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) increase in the tax basis of assets of Topco LLC received form LLC Units held by entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to this offering and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unitholder maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference between undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes (i.e. a with-and-without analysis); provided that, for purposes of determining the tax benefit with respect to state and local income taxes, use simplifying assumptions. The TRA will generally apply to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including as to utilization of the Tax Attributes). We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statements of operations. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income, which could include changes in estimated income allocated to the partners of Topco LLC or apportionment of state income taxes, are recorded in our consolidated statements of operations.
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
The payment obligations under the TRA are obligations of Maravai LifeSciences Holdings, Inc. and not of Topco LLC. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the aggregate payments that we will be required to make to MLSH 1 and MLSH 2 may be substantial. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Topco LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding ordinary course payments under the TRA from cash flow from operations of Topco LLC and its subsidiaries, available cash and/or available borrowings under the Credit Agreement.
Assuming no changes in the relevant tax law, we expect that probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the tax attributes to be approximately $7.1 million. This determination is based on our estimate of taxable income for the year ended December 31, 2023. To the extent there is a change in the determination of the realizability of our deferred tax assets, this could impact the expected probable future payments under the TRA and the amount recorded in the consolidated balance sheet. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA and/or distributions to us by Topco LLC are not sufficient to permit us to make payments under the TRA after we have paid taxes.
The term of the TRA commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
Goodwill
We evaluate goodwill at the reporting unit level on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such indicators could include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel. We perform our annual impairment test in the fourth quarter.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, management performs a quantitative goodwill impairment test. In performing the quantitative impairment test, management considers a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of a reporting unit as well as analysis of recent sales and ratio comparisons of similar companies. We base the discount rate on the weighted average cost of capital, or WACC, or market participants. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair value.
Due to the sustained decline in our stock price and the announcement of the Cost Realignment Plan in November 2023, we performed a quantitative analysis and compared our reporting units’ fair values to their respective carrying values to determine whether goodwill was impaired. We determined the fair values of our reporting units using a combination of the income approach using discounted cash flows and the market approach utilizing data from comparable public companies. The assumptions and estimates, including management’s estimated future revenue growth rates, estimated future margins and discount rates, used in the quantitative analysis were based on management’s best estimate about current and future conditions. The result of the quantitative analysis showed that the reporting units’ fair values exceeded their carrying values and there was no impairment of the recorded goodwill as of December 31, 2023. However, to the extent we continue to experience declines in our stock price or experience other impairment indicators, such as industry and market considerations or a decline in financial performance, or that the fair values of our reporting units are less than their carrying values, there could be a risk of goodwill impairment of our reporting units in future periods.
Recoverability and Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets (including definite-lived intangible assets) if events or circumstances indicate the assets may be impaired. We measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If our analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount by which the net carrying amount of the assets exceeds the fair values of the assets.
In conjunction with the goodwill impairment test performed during the fourth quarter of 2023, we also performed a recoverability assessment of our long-lived assets. The results of the analysis did not result in an impairment charge.
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
We generally utilize a discounted cash flow method under the income approach to estimate the fair value of identifiable intangible assets acquired in a business combination. For the acquisitions of Alphazyme, LLC and MyChem, LLC, the estimated fair values of the developed technology intangible assets were based on the multi-period excess earnings method. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated revenue growth rates, management’s plans, and guideline companies. Some of the more significant assumptions inherent in estimating the fair value of these intangible assets included revenue growth rates, discount rates and assumed technical obsolescent curves.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2023, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 10 to our consolidated financial statements). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of December 31, 2023, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $533.1 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of December 31, 2023. For the year ended December 31, 2023, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $5.4 million.
We had cash and cash equivalents of $575.0 million as of December 31, 2023. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 51.2% of our revenue for the year ended December 31, 2023 was derived from international sales, primarily in Europe and Asia Pacific, all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter
At December 31, 2023, the Company has recorded goodwill of $326.0 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested at the reporting unit level for impairment at least annually or more frequently if indicators of potential impairment exist. Under the goodwill impairment assessment, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the amount of the excess carrying amount of the reporting unit over its fair value. During the current year the Company executed a quantitative assessment over the goodwill balance assigned to each reporting unit.

Auditing the Company’s recoverability test for goodwill impairment assessment was challenging due to subjective estimates and assumptions used by the Company to determine fair value of the reporting units. The estimates were subject to higher uncertainty due to management judgements over significant assumptions, including revenue growth rates and valuation related discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of its projected financial information utilized in the valuation of its reporting units.

Our audit procedures over the Company’s goodwill impairment assessment included, among others, assessing the reasonableness of significant assumptions, specifically revenue growth rates, discount rates and assessing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated whether significant assumptions were reasonable by comparing them to industry data and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit. We performed various sensitivity analyses around the assumptions to understand the impact on the fair value calculation. We also involved our valuation specialists to assist us in evaluating the reasonableness of the Company’s valuation methodologies and certain significant assumptions used by the Company.

Payable to related parties pursuant to a Tax Receivable Agreement

Description of the Matter
As discussed in Notes 1 and 14 of the December 31, 2023 consolidated financial statements, the Company has a Tax Receivable Agreement (TRA) with certain related party investors (TRA investors). The TRA liability represents a contractual commitment to distribute 85% of any tax benefits, realized or deemed to be realized by the Company to the TRA investors. As of December 31, 2023, the Company has recorded a TRA liability of $7.1 million after concluding it was probable that, based on estimates of future taxable income, the Company will owe a payment to the TRA investors. As of December 31, 2023, the Company has not recognized the remaining $665.3 million liability under the TRA after concluding it was not probable that the Company will be able to realize benefits based on estimates of future taxable income.

Auditing management’s accounting for the TRA liability is complex because of the application of the tax laws used to determine the tax basis upon which to calculate the corresponding TRA liability and assumptions around the timing and amount of taxable income in the future which impacts the recognition of the TRA liability. These factors involved subjective auditor judgment and audit effort in performing procedures and evaluating the appropriateness of the calculation of the tax basis. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the computation and recognition of the Company’s TRA liability, including testing management's controls over the completeness and accuracy of the underlying data used in the valuation and recognition, and controls over management's review of the assumptions discussed above.

Our audit procedures included, among others, testing the information used in the calculation and recognition of the TRA liability including projections of future taxable income and the involvement of professionals with specialized skills and knowledge to assist in developing an independent calculation of the tax basis, comparing the independent calculation to management’s calculations to evaluate the reasonableness of the tax basis, assessing management’s application of the tax laws, and verifying the calculation of the TRA liability was in accordance with the terms set out in the TRA.

Revenue with distributors

Description of the Matter
During the year ended December 31, 2023, the Company’s revenues were $288.9 million, of which a portion relates to products sold to distributors. Its distributor customers resell the products to end users. Revenues from product sales are recognized when control is transferred to the Company’s customer.

Auditing the Company’s product sales to distributors was challenging, specifically related to the effort required to audit the respective sales activity to assess whether incentives were provided that were not properly recognized. This involved judgmentally assessing factors including distributor customer ordering patterns, contractual terms, incentives offered and after shipment credits or free goods as described in Note 1 to the consolidated financial statements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to monitor appropriate terms and conditions for these transactions. This includes testing relevant controls over the information systems that are important to the initiation, recording and billing of revenue transactions as well as controls over the completeness and accuracy of the data used.

Our audit procedures over the Company’s product sales to distributor customers included, among others, performing analytical procedures to detect and investigate anomalies within the data. We also examined the terms and conditions of selected new or amended contracts with distributor customers and its impact on the Company’s recognition model. We also confirmed the terms and conditions of contracts directly with a selection of distributor customers, including whether there are side agreements and terms not formally included in the contract that may impact the Company’s revenue recognition. In addition, we obtained written representations from members of the commercial organization regarding the completeness of the terms and conditions reported to the legal and accounting departments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California
February 29, 2024

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$574,962	$632,138
Accounts receivable, net	54,605	138,624
Inventory	51,397	43,152
Prepaid expenses and other current assets	17,830	25,798
Government funding receivable	1,118	8,190
Total current assets	699,912	847,902
Property and equipment, net	162,900	52,694
Goodwill	326,029	283,668
Intangible assets, net	220,987	216,663
Deferred tax assets	—	765,799
Other assets	77,622	115,589
Total assets	$1,487,450	$2,282,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,729	$5,991
Accrued expenses and other current liabilities	60,237	53,371
Deferred revenue	3,360	3,088
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,069	42,254
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	633	—
Total current liabilities	87,468	110,144
Long-term debt, less current portion	518,707	521,997
Finance lease liabilities, less current portion	31,897	—
Payable to related parties pursuant to the Tax Receivable Agreement, less current portion	—	675,956
Other long-term liabilities	59,494	68,975
Total liabilities	697,566	1,377,072
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 132,228 and 131,692 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,322	1,317
Class B common stock, $0.01 par value - 300,000 shares authorized; 119,094 and 123,669 shares issued and outstanding as of December 31, 2023 and 2022	1,191	1,237
Additional paid-in capital	128,503	137,898
Retained earnings	285,737	404,766
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	416,753	545,218
Non-controlling interest	373,131	360,025
Total stockholders’ equity	789,884	905,243
Total liabilities and stockholders’ equity	$1,487,450	$2,282,315
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$288,945	$883,001	$799,240
Operating expenses:
Cost of revenue	148,743	168,957	140,561
Selling, general and administrative	151,390	129,259	100,064
Research and development	17,280	18,369	15,219
Change in estimated fair value of contingent consideration	(3,286)	(7,800)	—
Restructuring	6,466	—	—
Gain on sale of business	—	—	(11,249)
Total operating expenses	320,593	308,785	244,595
(Loss) income from operations	(31,648)	574,216	554,645
Other income (expense):
Interest expense	(45,892)	(20,414)	(30,260)
Interest income	27,727	2,338	—
Loss on extinguishment of debt	—	(208)	—
Change in payable to related parties pursuant to the Tax Receivable Agreement	668,886	(4,102)	6,101
Other (expense) income	(1,337)	(358)	279
Income before income taxes	617,736	551,472	530,765
Income tax expense	756,111	60,809	61,515
Net (loss) income	(138,375)	490,663	469,250
Net (loss) income attributable to non-controlling interests	(19,346)	270,458	287,213
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(119,029)	$220,205	$182,037

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.90)	$1.67	$1.59
Diluted	$(0.90)	$1.67	$1.56

Weighted average number of Class A common shares outstanding:
Basic	131,919	131,545	114,791
Diluted	131,919	255,323	257,803
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(138,375)	$490,663	$469,250
Other comprehensive income:
Foreign currency translation adjustments	—	—	55
Total other comprehensive (loss) income	(138,375)	490,663	469,305
Comprehensive (loss) income attributable to non-controlling interests	(19,346)	270,458	287,224
Total comprehensive (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(119,029)	$220,205	$182,081
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
December 31, 2020	96,647	$966	160,974	$1,610	$85,125	$854	$(44)	$66,235	$154,746
Cumulative effect of adoption of ASC 842, net of tax	—	—	—	—	—	1,670	—	2,784	4,454
Effect of exchanges of LLC Units	34,734	348	(34,734)	(348)	31,003	—	—	(31,003)	—
Recognition of impact of Tax Receivable Agreement due to exchanges of LLC Units	—	—	—	—	53,000	—	—	—	53,000
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	107	1	—	—	1,669	—	—	—	1,670
Impact of cash contribution to Topco LLC, exchange and forfeiture of LLC Units, and forfeiture of Class B common stock by MLSH 1	—	—	(2,571)	(25)	(46,206)	—	—	51,451	5,220
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(809)	—	—	809	—
Equity-based compensation	—	—	—	—	4,645	—	—	5,813	10,458
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	(41)	—	—	(153,451)	(153,492)
Net income	—	—	—	—	—	182,037	—	287,213	469,250
Foreign currency translation adjustment	—	—	—	—	—	—	44	11	55
December 31, 2021	131,488	1,315	123,669	1,237	128,386	184,561	—	229,862	545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	204	2	—	—	2,303	—	—	—	2,305

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(864)	—	—	864	—
Equity-based compensation	—	—	—	—	9,623	—	—	9,047	18,670
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	141	—	—	(150,206)	(150,065)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	—	(1,691)
Net income	—	—	—	—	—	220,205	—	270,458	490,663
December 31, 2022	131,692	1,317	123,669	1,237	137,898	404,766	—	360,025	905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(25,404)	—	—	26,392	942
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	536	5	—	—	116	—	—	—	121
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	754	—	—	(754)	—
Equity-based compensation	—	—	—	—	18,167	—	—	16,421	34,588
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	—	(9,607)	(9,607)
Impact of change to deferred tax asset associated with equity-based compensation	—	—	—	—	(3,028)	—	—	—	(3,028)
Net loss	—	—	—	—	—	(119,029)	—	(19,346)	(138,375)
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$—	$373,131	$789,884
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(138,375)	$490,663	$469,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,898	7,566	6,413
Amortization of intangible assets	27,356	24,269	18,339
Amortization of operating lease right-of-use assets	8,527	6,268	8,792
Amortization of deferred financing costs	2,929	2,788	2,676
Equity-based compensation expense	34,588	18,670	10,458
Loss on extinguishment of debt	—	208	—
Deferred income taxes	754,942	42,318	46,904
Change in estimated fair value of contingent consideration	(3,286)	(7,800)	—
Gain on sale of business	—	—	(11,249)
Revaluation of liabilities under the Tax Receivable Agreement	(668,886)	4,102	(6,101)
Other	(2,313)	(7,993)	(281)
Changes in operating assets and liabilities:
Accounts receivable	84,395	(22,272)	(70,391)
Inventory	649	9,459	(21,574)
Prepaid expenses and other assets	8,136	(52,873)	(9,513)
Government funding receivable	—	16,973	—
Accounts payable	5,284	(1,578)	676
Accrued expenses and other current liabilities	15,108	8,503	(3,457)
Deferred revenue	250	(7,123)	(67,851)
Other long-term liabilities	(15,978)	3,829	(4,521)
Net cash provided by operating activities	126,224	535,977	368,570
Investing activities:
Cash paid for acquisition, net of cash acquired	(69,622)	(238,969)	—
Purchases of property and equipment	(65,553)	(17,090)	(14,850)
Proceeds from government assistance allocated to property and equipment	12,865	1,105	—
Prepaid lease payments on finance lease yet to commence	—	(13,278)	—
Proceeds from sale of building	—	—	548
Proceeds from sale of business, net of cash divested	—	620	119,957
Net cash (used in) provided by investing activities	(122,310)	(267,612)	105,655
Financing activities:
Distributions to non-controlling interests holders	(9,607)	(150,206)	(153,451)
Proceeds from borrowings of long-term debt, net of discount	—	8,455	—
Principal repayments of long-term debt	(5,440)	(13,895)	(6,000)
Payments of finance lease liabilities	(332)	—	—
Proceeds from derivative instruments	6,168	—	—
Payment of acquisition consideration holdback	(9,706)	—	—
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	(35,661)	(29,108)	(1,115)
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	(6,492)	(5,103)	(192)
Shares withheld for employee taxes, net of proceeds from issuance of Class A common stock under employee equity plans	(20)	2,358	1,709

	Year Ended December 31,
	2023	2022	2021
Net cash used in financing activities	(61,090)	(187,499)	(159,049)
Effects of exchange rate changes on cash	—	—	(88)
Net (decrease) increase in cash and cash equivalents	(57,176)	80,866	315,088
Cash and cash equivalents, beginning of period	632,138	551,272	236,184
Cash and cash equivalents, end of period	$574,962	$632,138	$551,272

Supplemental cash flow information:
Cash paid for interest	$44,256	$20,198	$27,234
Cash (refunded) paid for income taxes, net	$(2,987)	$23,032	$22,473

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$2,011	$1,701	$2,149
Accrued receivable for capital expenditures to be reimbursed under a government contract	$1,118	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$32,862	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,931	$17,513	$—
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$5,289	$7,800	$—
Accrued consideration payable for MyChem acquisition	$—	$10,000	$—
Recognition of deferred tax assets as a result of exchanges of LLC Units and cash contribution	$—	$—	$423,361
Recognition of liabilities under the Tax Receivable Agreement	$—	$—	$366,179
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
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink”), Glen Research, LLC, MockV Solutions, LLC, Cygnus Technologies, LLC and Alphazyme, LLC (“Alphazyme”) and their respective subsidiaries. Prior to the Company’s divestiture of its Protein Detection business in September 2021, Topco LLC also operated and controlled Vector Laboratories, Inc. and its subsidiaries (“Vector”).
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
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production and biologics safety testing. Prior to September 2021, the Company also generated revenue from its Protein Detection business. Products are sold primarily through a direct sales force and through distributors in certain international markets where the Company does not have a direct commercial presence.
Revenue is recognized when control of promised goods or services is transferred to a customer or distributor in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Distributors are the principal in all sales transactions with its customers. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Revenue from sales to customers through distributors are recognized consistent with the policies and practices for direct sales to customers, as described above.
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our of customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap, mRNA, specialized oligonucleotides, and enzymes. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer or distributor. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products were delivered.
Biologics Safety Testing
The Company’s Biologics Safety Testing revenue is associated with the sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. We also enter into contracts that include custom antibody development, assay development, antibody affinity extraction and mass spectrometry services. These products and services enable the detection of impurities that occur in the manufacturing of biologic drugs and other therapeutics including cell and gene therapies. The Company recognizes revenue from the sale of kits and products in the period in which the performance obligation is satisfied by transferring control to the customer. Custom antibody development contracts consist of a single performance obligation, typically with an enforceable right to payment and a reasonable margin for work performed to date. Revenue is recognized over time based on a cost-to-cost input method over the contract term. Where an enforceable right to payment does not exist, revenue is recognized at a point in time when control is transferred to the customer. Assay development service contracts consist of a single performance obligation, revenue is recognized at a point in time when a successful antigen test and report is provided to the customer. Affinity extraction, mass spectrometry and other analytical services, which generally occur over a short period of time, consist of a single performance obligation to perform the service and provide a summary report to the customer. Revenue is recognized upon delivery of the report to the customer.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of December 31, 2023 or 2022.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $5.5 million and $4.8 million as of December 31, 2023 and 2022, respectively. Contract liabilities are expected to be recognized into revenue within the next twelve months.

Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Year Ended December 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$114,459	$26,596	$141,055
Europe, the Middle East and Africa	34,390	15,532	49,922
Asia Pacific	75,716	21,725	97,441
Latin and Central America	204	323	527
Total revenue	$224,769	$64,176	$288,945

	Year Ended December 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$312,119	$27,354	$339,473
Europe, the Middle East and Africa	415,298	17,628	432,926
Asia Pacific	85,508	24,286	109,794
Latin and Central America	144	664	808
Total revenue	$813,069	$69,932	$883,001

	Year Ended December 31, 2021
	Nucleic Acid Production	Biologics Safety Testing	Protein Detection	Total
North America	$280,369	$25,686	$11,016	$317,071
Europe, the Middle East and Africa	377,325	15,597	4,752	397,674
Asia Pacific	54,114	26,471	3,068	83,653
Latin and Central America	56	663	123	842
Total revenue	$711,864	$68,417	$18,959	$799,240
Total revenue is attributed to geographic regions based on the bill-to location of the transaction. For all periods presented, the majority of our revenue was recognized at a point in time.
Shipping and Handling Costs
Shipping and handling costs, which are charged to customers, are included in revenue. Shipping and handling charges included in revenue were approximately $3.5 million, $3.2 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Freight and supplies costs directly associated with shipping products to customers are included as a component of cost of revenue.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $2.9 million, $2.5 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Restructuring Costs
Restructuring costs relate to a cost realignment plan implemented by the Company in November 2023 to optimize business operations and match them to current market conditions. Restructuring costs are comprised of severance and other employee-related costs, facility and other exit costs, professional fees and other restructuring costs.

Employee separation costs principally consist of one-time termination benefits and other post-employment benefits. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Other post-employment benefits are expensed when the obligation is probable and the benefit amounts are estimable. Other costs associated with restructuring activities, including facility and other exist costs and professional fees, are expensed as they are incurred.
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
For PSUs which are subject to a performance condition, compensation expense is recognized on a straight-line basis over the requisite service period when the achievement of such performance condition is determined probable, and upon achieving such performance condition that was not previously considered as probable, records a cumulative catch-up adjustment to reflect the portion of the grantee’s requisite service that has been provided to date. If a performance condition is not determined probable or is not met, no compensation expense is recognized, and any previously recognized expense is reversed. The fair value of such PSUs is determined based on the quoted market price of the Company’s Class A common stock on the date of grant.
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
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco LLC, which has been, and will continue to be, treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s previously wholly-owned U.S. subsidiary, Maravai Life Sciences, Inc. (“Maravai Inc.”) and its subsidiaries, were taxpaying entities in the U.S., Canada, and the U.K. Maravai Inc.’s subsidiaries were sold and Maravai Inc. ceased to be a regarded entity and was deemed liquidated for U.S. tax purposes during the year ended December 31, 2021. Topco LLC’s wholly-owned subsidiary, Maravai LifeSciences International Holdings, Inc., is a taxpaying entity for U.S. and foreign jurisdictions and had limited activity subject to a transfer pricing arrangement during the year ended December 31, 2023. Topco LLC’s other subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai Inc. and its subsidiaries, prior to their disposal, and Maravai LifeSciences International Holdings, Inc., as well as our share of income or loss generated by Topco LLC.
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
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the consolidated balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference of between our undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes. The TRA applies to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement. We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statements of operations. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income are recorded in our consolidated statements of operations.

Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive (loss) income of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of December 31, 2023, we held approximately 52.6% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.4% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheet as of December 31, 2023. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.
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
Distributions of $9.6 million, $150.2 million and $153.5 million for tax liabilities were made to MLSH 1 during the years ended December 31, 2023, 2022 and 2021, respectively.
Segment Information
The Company has historically operated in three reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The CODM allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States. After the divestiture of Vector in September 2021, the Company no longer has the Protein Detection segment. The Company has reported the historical results of the Protein Detection business as such discrete financial information evaluated by the CODM for the periods presented included the information for this legacy segment. As of December 31, 2023, the Company operated in two reportable segments: Nucleic Acid Production and Biologics Safety Testing.
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
The allowance for credit losses was approximately $1.4 million and $2.2 million as of December 31, 2023 and 2022, respectively. Write-offs of accounts receivable were $0.7 million during the year ended December 31, 2023. Write-offs of accounts receivable were not significant during the years ended December 31, 2022 and 2021. There were $0.5 million of recoveries during the year ended December 31, 2023. Recoveries were not significant during the years ended December 31, 2022 and 2021.
Inventory
Inventories consist of raw materials, work-in-process and finished goods. Inventories are stated at the lower of cost (weighted average cost) or net realizable value. Inventory costs, which relate to the purchase or production of inventories, include materials, direct labor and manufacturing overhead. The Company regularly monitors for excess and obsolete inventory based on its estimates of expected sales volumes, production capacity and expiration of raw materials, work-in-process and finished products, and reduces the carrying value of inventory accordingly. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected manufacturing requirements. Any write-downs of inventories are charged to cost of revenue.
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
Goodwill
Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed for impairment. Goodwill is allocated to the Company’s reporting units, which are components of our business for which discrete cash flow information is available one level below its operating segment. The Company conducts a goodwill impairment analysis at least annually and more frequently if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than carrying amount. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of goodwill is less than its carrying amount (the qualitative impairment test). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative impairment test, the Company then performs a quantitative impairment test.
The quantitative impairment test is performed using a one-step process. The process is to compare the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit.
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
Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment, right-of-use lease assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value of the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. No impairment loss was recognized for long-lived or intangible assets for any period presented.
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
As of December 31, 2023 and 2022, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The purchase price may also include contingent consideration. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration liabilities are recognized at their estimated fair value on the acquisition date. Contingent consideration arrangements that are determined to be compensatory in nature are recognized as post combination expense in our consolidated statements of operations ratably over the implied service period beginning in the period it becomes probable such amounts will become payable. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. The results of acquired businesses are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs directly attributable to acquired businesses are expensed as incurred.
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
Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s consolidated statements of operations. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the consolidated statements of cash flows because the change in fair value is an input in determining net (loss) income. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
Leases
The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a finance lease or operating lease. Finance leases with a term greater than one year are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, less current portion on our consolidated balance sheets. Operating leases with a term greater than one year are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities on our consolidated balance sheets. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one year or less.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable, net
	Years Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
Nacalai USA, Inc.	19.3%	*	*	27.3%	20.3%
CureVac N.V.	*	*	15.3%	13.0%	15.7%
BioNTech SE	*	34.8%	29.5%	*	12.0%
Pfizer Inc.	*	26.4%	23.3%	*	19.2%
____________________
*Less than 10%
For the year ended December 31, 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production Segment. For the year ended December 31, 2022, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by our Nucleic Acid Production segment. For the year ended December 31, 2021, substantially all of the revenue recorded for BioNTech SE, Pfizer Inc and CureVac N.V. was generated by our Nucleic Acid Production segment.
Net (Loss) Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net (loss) income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, performance stock units and Topco LLC Units, that together with an equal number of shares of our Class B common stock are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the year ended December 31, 2023.
Recently Adopted Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources, and the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
2.Acquisitions and Divestiture
Acquisitions
Alphazyme, LLC
On January 18, 2023, the Company completed the acquisition of Alphazyme, LLC (“Alphazyme”), a privately-held original equipment manufacturer (“OEM”) and provider of custom, scalable, molecular biology enzymes to customers in the genetic analysis and nucleic acid synthesis markets. The acquisition will expand the Company’s internal enzyme product portfolio and increase the Company’s differentiated mRNA manufacturing services and product offerings. Alphazyme’s ability to manufacture custom enzymes allows the Company to expand into near adjacent markets and raise our enzyme vertical.
The Company acquired Alphazyme for a total purchase consideration of $75.3 million, which is inclusive of net working capital adjustments. As a result of the acquisition, the Company owns all the outstanding equity interest in Alphazyme. The total cash consideration was paid using existing cash on hand. The transaction was accounted for as an acquisition of a business as Alphazyme consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the year ended December 31, 2023, the Company incurred $4.1 million in transaction costs associated with the acquisition of Alphazyme, which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire Alphazyme consisted of the following (in thousands):

Cash paid (1)	$70,037
Fair value of contingent consideration	5,289
Total consideration transferred	$75,326
____________________
(1)Represents cash consideration paid at closing of $70.1 million, net of a purchase price adjustment received in June 2023 of $0.1 million.
Pursuant to the Securities Purchase Agreement (the “Alphazyme SPA”) between the Company and sellers of Alphazyme, additional payments to the sellers of Alphazyme are dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025 (the “Alphazyme Performance Payments”). The Alphazyme SPA provides for a total maximum Alphazyme Performance Payments of $75.0 million. The Alphazyme Performance Payments were recorded as contingent consideration and was included as part of the purchase consideration. The Company estimated the fair value of the Alphazyme Performance Payments contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on Alphazyme revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 5). The first performance period applicable to the Alphazyme Performance Payments ended on December 31, 2023, and it was determined that the defined revenue target was not achieved. Consequently, no payment was made to the sellers of Alphazyme.

The Alphazyme SPA also provides that the Company will pay certain employees of Alphazyme an additional amount totaling $9.3 million (the “Alphazyme Retention Payments”) as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. The Company considers the payment of the Alphazyme Retention Payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period of approximately three years. For the year ended December 31, 2023, the Company recorded $2.2 million of compensation expense related to the Alphazyme Retention Payments within selling, general and administrative expenses in the consolidated statements of operations. Compensation expense related to the Alphazyme Retention Payments recorded within cost of revenue and research and development expenses were not material.
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
We recorded the preliminary purchase price allocation in the first quarter of 2023. During the third quarter of 2023, we recorded a measurement period adjustment resulting in a decrease to goodwill of $0.4 million, with an equal offset to other long-term liabilities.
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
Upon closing of the acquisition, approximately $1.5 million was placed into escrow to cover potential working capital adjustments and approximately $3.0 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the Alphazyme SPA. These amounts are included in the total purchase consideration of $75.3 million. The $1.5 million was released from escrow during the second quarter of 2023, of which the Company received $0.1 million related to net working capital adjustments. Because the remaining $3.0 million held in escrow is not controlled by the Company, this amount is not included in the accompanying consolidated balance sheet as of December 31, 2023.
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
The Company acquired MyChem for a total purchase consideration of $257.9 million, which is inclusive of net working capital adjustments. As a result of the acquisition, the Company owns all the outstanding equity interest in MyChem. The total cash consideration was paid using existing cash on hand. The transaction was accounted for as an acquisition of a business as MyChem consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the year ended December 31, 2022, the Company incurred $3.5 million in transaction costs associated with the acquisition of MyChem, which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
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
Pursuant to the Securities Purchase Agreement (the “MyChem SPA”) between the Company and sellers of MyChem, additional payments to the sellers of MyChem are dependent upon meeting or exceeding defined revenue targets during fiscal 2022 (the “MyChem Performance Payment”). The MyChem SPA provides for a total maximum Performance Payment of $40.0 million. The MyChem Performance Payment was recorded as contingent consideration and was included as part of the purchase consideration. The Company estimated the fair value of the MyChem Performance Payment contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on MyChem revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 5). The performance period applicable to the MyChem Performance Payment ended as of December 31, 2022 and it was determined that none of the defined revenue thresholds were achieved. Consequently, no payment was made to the sellers of MyChem.
The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “MyChem Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. For the year ended December 31, 2023, the Company recorded $4.3 million of compensation expense related to the MyChem Retention Payment within cost of revenue in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recorded $5.1 million and $9.3 million, respectively, of compensation expense related to the MyChem Retention Payment within research and development expenses in the consolidated statements of operations.
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
In August 2020, the Company entered into an agreement with an executive of Vector whereby the executive received incentive units of MLSH 1. In connection with the divestiture, MLSH 1 amended this executive’s incentive units resulting in the recognition of incremental unit-based compensation expense in the Company’s consolidated financial statements of $2.4 million. This unit-based compensation expense was recorded within selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021.
3.Restructuring
In November 2023, the Company implemented a cost realignment plan (the “Cost Realignment Plan”) that included the termination of approximately 15% of the Company’s workforce, the termination of certain leases, and other actions to reduce expenses, all as part of a plan to optimize business operations and match them to current market conditions. The reduction in force was completed on January 5, 2024, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act. The Company expects the remaining actions under the Cost Realignment Plan to be substantially complete during the first quarter of 2024.

The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the consolidated statements of operations, were as follows for the year ended December 31, 2023 (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Expense (Benefit)	Facility and Other Exit Costs	Professional Fees and Other	Total
Nucleic Acid Production	$2,470	$168	$638	$190	$3,466
Corporate	1,833	(269)	1,351	85	3,000
Total	$4,303	$(101)	$1,989	$275	$6,466
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Expense (Benefit)	Facility and Other Exit Costs	Professional Fees and Other	Total
Balance as of December 31, 2022	$—	$—	$—	$—	$—
Charges	4,303	(101)	1,989	275	6,466
Non-cash charges	—	101	—	—	101
Cash payments	(1,760)	—	(1,989)	(4)	(3,753)
Balance as of December 31, 2023	$2,543	$—	$—	$271	$2,814
The Company does not expect to incur additional restructuring costs relating to the Cost Realignment Plan, however the Company expects an additional benefit totaling $1.2 million for the forfeiture of equity awards upon the termination of certain impacted employees in January 2024, of which $0.8 million relates to the Nucleic Acid Production segment and $0.4 million relates to unallocated corporate costs.
4.Goodwill and Intangible Assets
The Company’s goodwill of $326.0 million and $283.7 million as of December 31, 2023 and 2022, respectively, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. As of December 31, 2023, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment. During the year ended December 31, 2023, the Company recorded goodwill of $42.4 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2). As of December 31, 2022, the Company had three reporting units, two of which were contained in the Nucleic Acid Production segment.
Due to the sustained decline in its stock price and the announcement of the Cost Realignment Plan in November 2023, the Company performed a quantitative goodwill impairment analysis on each of its four reporting units during the fourth quarter of 2023 and concluded that the fair value of goodwill exceeded its carrying value. The Company has not recognized any goodwill impairment charges in any of the periods presented.
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production	Biologics Safety Testing	Total
Balance as of December 31, 2022	$163,740	$119,928	$283,668
Acquisition	42,361	—	42,361
Balance as of December 31, 2023	$206,101	$119,928	$326,029
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.

The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$6,369	$1,431	3 - 10	2.8
Patents and Developed Technology	319,649	109,800	209,849	10 - 14	8.9
Customer Relationships	22,313	12,606	9,707	10 - 12	5.9
Total	$349,762	$128,775	$220,987		8.7

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,580	$5,746	$1,834	3 - 10	3.5
Patents and Developed Technology	288,649	85,058	203,591	10 - 14	9.5
Customer Relationships	21,853	10,615	11,238	10 - 12	6.5
Total	$318,082	$101,419	$216,663		9.3
During the first quarter of 2023, the Company recorded intangible assets of $31.7 million in connection with the acquisition of Alphazyme that was completed in January 2023 (see Note 2).
The Company recognized $24.8 million, $21.5 million and $12.4 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $2.6 million, $2.8 million and $5.9 million was recorded as selling, general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2024	$27,478
2025	27,335
2026	27,098
2027	26,082
2028	25,862
Thereafter	87,132
Total estimated amortization expense	$220,987

5.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,685	$—	$—	$418,685
Interest rate cap	—	8,559	—	8,559
Total assets	$418,685	$8,559	$—	$427,244

Liabilities
Current portion of contingent consideration	$—	$—	$131	$131
Contingent consideration, non-current	—	—	1,872	1,872
Total liabilities	$—	$—	$2,003	$2,003

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$11,362	$—	$11,362
Contingent Consideration
In connection with the acquisition of Alphazyme (see Note 2), the Company is required to make contingent payments to the sellers of up to $75.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration has three performance payments spanning over three years beginning 2024. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded a decrease of $3.3 million in the estimated fair value of contingent consideration. This was due to a change in estimates associated with Alphazyme revenue projections reaching thresholds that would trigger a contingent payment per the Alphazyme SPA.
In connection with the acquisition of MyChem (see Note 2), the Company is required to make contingent payments to the sellers of up to $40.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.8 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 16.9% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration projected year of payment was 2023. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of operations. During the second quarter of 2022, the Company recorded a $7.8 million decrease in the estimated fair value of contingent consideration. This was due to a change in the estimate associated with MyChem revenue projections reaching thresholds that would trigger a contingent payment per the MyChem SPA. The contingent consideration expired as of December 31, 2022 and the revenue thresholds were not achieved.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$—
Contingent consideration related to the acquisition of MyChem	7,800
Change in estimated fair value of contingent consideration	(7,800)
Balance as of December 31, 2022	—
Contingent consideration related to the acquisition of Alphazyme	5,289
Change in estimated fair value of contingent consideration	(3,286)
Balance as of December 31, 2023	$2,003
6.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$19,338	$13,486
Work-in-process	12,680	21,950
Finished goods	19,379	7,716
Total inventory	$51,397	$43,152
Property and equipment
Property and equipment consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Finance lease right-of-use assets	$78,599	$—
Leasehold improvements	24,874	20,095
Furniture, fixtures, and equipment	48,793	35,907
Software	3,211	3,004
Total	155,477	59,006
Less accumulated depreciation	(32,214)	(19,502)
Total	123,263	39,504
Construction in-progress	39,637	13,190
Total property and equipment, net	$162,900	$52,694
Depreciation expense totaled approximately $12.9 million, $7.6 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$59,746	$63,896
Interest rate cap	8,559	11,362
Indemnification asset (see Note 2)	6,388	7,682
Prepaid lease payments	—	27,253
Other	2,929	5,396
Total other assets	$77,622	$115,589
Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Accrued MyChem Retention Payments, current portion (see Note 2)	$19,446	$—
Employee related	12,905	19,873
Accrued interest payable	9,202	7,700
Operating lease liabilities, current portion	6,780	6,269
Accrued restructuring costs (see Note 3)	2,814	—
Professional services	2,277	4,093
Customer deposits	2,156	1,665
Sales and use tax liability	1,001	1,029
Inventory holdback liability	—	10,000
Other	3,656	2,742
Total accrued expenses and other current liabilities	$60,237	$53,371
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Operating lease liabilities, non-current	$47,510	$51,556
Acquisition related tax liability (see Note 2)	6,388	7,682
Accrued Alphayzme Retention Payments, non-current (see Note 2)	3,202	—
Contingent consideration, non-current	1,872	—
Accrued MyChem Retention Payments, non-current (see Note 2)	—	9,324
Other	522	413
Total other long-term liabilities	$59,494	$68,975
7.Government Assistance
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
During the year ended December 31, 2023, the Company has received $12.9 million of reimbursements under the Cooperative Agreement with an equal offset recorded to property and equipment on the consolidated balance sheet. As of December 31, 2023, the Company has recorded a receivable of $1.1 million, with an equal offset to property and equipment on the consolidated balance sheet.
During the year ended December 31, 2022, the Company has received $18.1 million of reimbursements under the Cooperative Agreement, with offsets recorded to: (i) prepaid lease payments associated with Flanders I within other assets of $17.0 million; and (ii) property and equipment of $1.1 million. As of December 31, 2022, the Company has recorded a receivable of $8.2 million, with an equal offset recorded to prepaid lease payments associated with Flanders I within other assets on the consolidated balance sheet.
8.Leases
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
In December 2023, as part of the Cost Realignment Plan, the Company terminated a facility lease in San Diego, California and recorded a non-cash loss for early lease termination in the consolidated statements of operations (see Note 3).
The Company has a $0.5 million outstanding letter of credit as security for a lease agreement for a facility in San Diego, California, which reduced the availability of credit under the Revolving Credit Facility (see Note 10).

The following table presents supplemental balance sheet information related to the Company's leases as of the periods presented below (in thousands):

	Line Item in the Consolidated Balance Sheets	December 31, 2023	December 31, 2022
Right-of-use assets
Finance leases	Property and equipment, net	$75,382	$—
Operating leases	Other assets	59,746	63,896
Total right-of-use assets		$135,128	$63,896

Current lease liabilities
Finance leases	Current portion of finance lease liabilities	$633	$—
Operating leases	Accrued expenses and other current liabilities	6,780	6,269
Total current lease liabilities		$7,413	$6,269

Non-current lease liabilities
Finance leases	Finance lease liabilities, less current portion	$31,897	$—
Operating leases	Other long-term liabilities	47,510	51,556
Total non-current lease liabilities		$79,407	$51,556
The components of the net lease costs reflected in the Company's consolidated statements of operations were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease costs:
Depreciation of leased assets	$3,217	$—	$—
Interest on lease liabilities	1,696	—	—
Total finance lease costs	4,913	—	—

Operating lease costs	12,417	8,800	8,792
Variable lease costs	3,940	2,742	1,759
Total lease costs	$21,270	$11,542	$10,551
The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its leases were as follows as of the periods presented below:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Finance leases	14.2	*
Operating leases	7.3	7.9

Weighted average discount rate:
Finance leases	8.4%	*
Operating leases	6.7%	6.5%
____________________
*The Company did not have any finance leases as of December 31, 2022.

Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$332	$—	$—
Operating cash flows used for finance leases	1,696	—	—
Operating cash flows used for operating leases	10,306	7,049	6,335

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	$32,862	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,931	17,513	—
As of December 31, 2023, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

	Finance Leases	Operating Leases	Total
2024	$3,327	$10,224	$13,551
2025	3,427	10,392	13,819
2026	3,530	10,039	13,569
2027	3,636	8,561	12,197
2028	3,745	8,666	12,411
Thereafter	40,357	25,432	65,789
Total minimum lease payments	58,022	73,314	131,336
Less: interest	(25,492)	(19,024)	(44,516)
Total lease liabilities	$32,530	$54,290	$86,820
9.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $3.0 million for the year ended December 31, 2023. Such amounts were not material for the years ended December 31, 2022 and 2021.
As of December 31, 2023, future minimum commitments under these obligations totaled $3.3 million which relates to the year ending December 31, 2024.
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
10.Long-Term Debt
Credit Agreement
In October 2020, Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries (together with Intermediate, the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a term loan facility and a revolving credit facility. In January 2022, the Company entered into an amendment (the “Amendment”) to refinance the term loan and to replace London Interbank Offered Rate (“LIBOR”) with a Term Secured Overnight Financing Rate (“SOFR”) based rate.
As amended, the Credit Agreement provides for a $600.0 million term loan facility, maturing October 2027 (the “Tranche B Term Loan”), and a $180.0 million revolving credit facility (the “Revolving Credit Facility”). The interest rate margins applicable to the Tranche B Term Loan and Revolving Credit Facility is 3.00%, with respect to each Term SOFR-based loan, and 2.00%, with respect to each Base Rate-based loan. Further, the interest rate floor for Base Rate term loans, Term SOFR-based term loans, and Term SOFR-based revolving loans are 1.50%, 0.50% and 0.00%, respectively.
As of December 31, 2023, the interest rate on the Tranche B Term Loan was 8.40% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit. As of December 31, 2023, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability of credit under the Revolving Credit Facility by $0.5 million.
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
The accounting related to entering into the Amendment was evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Tranche B Term Loan did not participate in this refinancing transaction, were repaid their principal and interest of $8.5 million and ceased being creditors of the Company and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders of $8.5 million were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying consolidated statements of operations during the year ended December 31, 2022. For the remainder of the creditors, this transaction was accounted for as a modification because the change in present value of cash flows between the two term loans before and after the transaction was less than 10% on a creditor-by-creditor basis. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
We also incurred $0.3 million of financing-related fees related to the Revolving Credit Facility in connection with the debt refinancing activities in January 2022. As of December 31, 2023, unamortized debt issuance costs totaled $1.4 million and are recorded as assets within other assets on the accompanying consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Tranche B Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2023, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Tranche B Term Loan out of our excess cash flow was not required.
The Tranche B Term Loan is repayable in quarterly payments of $1.4 million which began in March 2022, with all remaining outstanding principal due in October 2027. The Tranche B Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the principal amount at any time. The Revolving Credit Facility allows the Company to repay and borrow from time to time until October 2025, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Tranche B Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million. The Company was in compliance with these covenants as of December 31, 2023.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the consolidated balance sheet at fair value of $8.6 million within other assets with changes in fair value recognized within interest expense in the consolidated statements of operations. Proceeds from the interest rate cap agreement are reflected in cash flows used in financing activities in the consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Tranche B Term Loan	$533,120	$538,560
Unamortized debt issuance costs	(8,973)	(11,123)
Total long-term debt	524,147	527,437
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$518,707	$521,997
There were no balances outstanding on the Company’s Revolving Credit Facility as of December 31, 2023 and 2022.
As of December 31, 2023, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates were as follows (in thousands):

2024	$5,440
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$533,120

11.Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
In November 2020, in connection with the Organizational Transactions, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 500,000,000 shares of Class A common stock with a par value of $0.01 per share; (ii) authorization of 300,000,000 shares of Class B common stock with a par value of $0.01 per share; (iii) authorization of 50,000,000 shares of preferred stock with a par value of $0.01 per share.
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Maravai’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Maravai. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of December 31, 2023, no preferred stock was outstanding.
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
Exchanges and Secondary Offerings
April 2021 Exchange and Secondary Offering
In April 2021, MLSH 1 executed an exchange of 17,665,959 Topco LLC units (the “LLC Units”) (paired with the corresponding shares of Class B common stock) in return for 17,665,959 shares of the Company’s Class A common stock. The corresponding shares of Class B common stock were subsequently cancelled and retired. The Company immediately completed a secondary offering (“April 2021 Secondary Offering”) of 20,700,000 shares of its Class A common stock by MLSH 1 and Maravai Life Sciences Holdings 2, LLC (“MLSH 2”), which included 3,034,041 shares of Class A common stock previously held by MLSH 2, which included the full exercise of the underwriters’ option to purchase up to 2,700,000 additional shares of Class A common stock, at a price of $31.25 per share.
The selling stockholders were responsible for the underwriting discounts and commissions of the April 2021 Secondary Offering and received all of the net proceeds of $624.2 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the April 2021 Secondary Offering of $1.0 million which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
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
The selling stockholders were responsible for the underwriting discounts and commissions of the September 2021 Secondary Offering and received all of the net proceeds of $977.5 million from the sale of shares of Class A common stock. The Company was responsible for the offering costs associated with the September 2021 Secondary Offering of $0.9 million which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
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
Structuring Transactions
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
12.Net (Loss) Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share has been calculated by dividing net (loss) income for the period, adjusted for net (loss) income attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net (loss) income per Class A common share attributable to the Company is computed by adjusting the net (loss) income and the weighted average number of Class A common shares outstanding to give effect to potentially diluted securities. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the year ended December 31, 2023.

The following table presents the computation of basic and diluted net (loss) income per common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(138,375)	$490,663	$469,250
Less: loss (income) attributable to common non-controlling interests	19,346	(270,458)	(287,213)
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—basic	(119,029)	220,205	182,037
Net (loss) income effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	$—	87	132
Effect of the assumed conversion of Class B common stock	—	205,984	220,187
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$(119,029)	$426,276	$402,356

Denominator:
Weighted average Class A common shares outstanding—basic	131,919	131,545	114,791
Weighted average effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	—	109	153
Effect of the assumed conversion of Class B common stock	—	123,669	142,859
Weighted average Class A common shares outstanding—diluted	131,919	255,323	257,803

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.90)	$1.67	$1.59
Diluted	$(0.90)	$1.67	$1.56
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
The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock units	3,181	74	—
Stock options	4,246	2,769	355
Shares estimated to be purchased under employee stock purchase plan	—	13	12
Shares of Class B common stock	119,094	—	—
Total	126,521	2,856	367
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per Class A common share attributable to the Company for that period. The Company had contingently issuable PSUs outstanding that did not meet the market and performance conditions as of December 31, 2023 and 2022 and, therefore, were excluded from the calculation of diluted net (loss) income per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of December 31, 2023 and 2022. These amounts were also excluded from the potentially dilutive securities in the table above. The Company had no contingently issuable PSUs outstanding as of December 31, 2021.

13.Equity Incentive Plans
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
All awards granted under the 2020 Plan are intended to be treated as (i) stock options, including incentive stock options (“ISOs”), (ii) stock appreciation rights (“SARs”), (iii) restricted share awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) performance awards, (vi) dividend equivalents, or (vii) other stock or cash awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The exercise price of a stock option shall not be less than 100% (or, in the case of an ISO granted to a ten percent stockholder, 110%) of the fair market value of the shares on the date of grant. As of December 31, 2023, only stock options, RSUs and PSUs have been issued.
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
The Company began issuing PSUs during 2022 to certain executive employees under the 2020 Plan. Certain PSUs vest only if the executive employee satisfies a service-based vesting condition and market condition. The executive employee must remain employed through the third anniversary of the grant date. The award is eligible to vest based on the achievement of certain price targets of the Company’s stock price over a defined performance period. Certain other PSUs are subject to a performance condition being satisfied. The award is eligible to vest upon achievement of certain revenue-based performance goals and are subject to continued service over a defined performance period.
Compensation expense recognized for these PSUs were insignificant for the years ended December 31, 2023 and 2022. There was no compensation expense related to PSUs during the year ended December 31, 2021.
Stock Options
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,893	$26.45	8.9	$—
Granted	2,270	14.76
Cancelled	(858)	25.11
Outstanding as of December 31, 2023	4,305	$20.55	8.5	$19
Exercisable as of December 31, 2023	1,456	$24.76	7.7	$—
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions and estimates are as follows:
•Expected term - The expected term represents the period that stock-based awards are expected to be outstanding and is determined using the simplified method. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term.

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
•Expected dividend yield - The expected dividend yield is zero as we have no plans to make dividend payments.
A summary of the assumptions used to estimate the fair value of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	48.0%	51.3%	57.2%
Risk-free interest rate	3.6%	2.8%	1.0%
Expected term (in years)	6.5	6.1	6.1
Expected dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options was $11.5 million, $8.1 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of stock options vested was $11.9 million, $7.7 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total unrecognized stock-based compensation related to stock options was $26.3 million, which is expected be recognized over a weighted-average period of approximately 2.7 years.
Restricted Stock Units
The Company has granted restricted stock unit awards to employees and non-employee directors and contractors. The following table summarizes information related to RSUs:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Balance as of December 31, 2022	1,331	$21.04
Granted	3,507	13.66
Vested	(278)	23.66
Forfeited	(616)	20.30
Balance as of December 31, 2023	3,944	$15.35
Stock-based compensation expense related to RSUs was $20.2 million, $8.2 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of RSUs vested was $5.0 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total unrecognized equity-based compensation related to RSUs was $43.7 million, which is expected be recognized over a weighted-average period of approximately 2.0 years.
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
In connection with the divestiture of its Protein Detection business, the Company recognized incremental unit-based compensation expense of $2.4 million related to an amended agreement with an executive of Vector (see Note 2). This unit-based compensation expense was recorded within selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021.
Unit-based compensation expense related to MLSH 1 Incentive Unit awards was approximately $0.2 million, $0.7 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
MLSH 1 Incentive Unit award activity during year ended December 31, 2023 is as follows:

	Number of Unvested MLSH 1 Incentive Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2022	77	$24.34
Forfeited	(12)	20.08
Vested	(33)	22.24
Balance as of December 31, 2023	32	$28.15
As of December 31, 2023, total unrecognized compensation cost related to unvested MLSH 1 Incentive Units subject to service condition is $0.1 million which is expected to be recognized over a weighted average period of 1.0 year.
Equity-Based Compensation
The following table summarizes the total equity-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$7,324	$4,192	$1,915
Selling, general and administrative	24,650	13,349	8,263
Research and development	2,715	1,129	280
Restructuring	(101)	—	—
Total equity-based compensation	$34,588	$18,670	$10,458
14.Income Taxes
As of December 31, 2023 and 2022, we are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
Components of income from continuing operations before income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$617,681	$551,472	$530,853
International	55	—	(88)
Total income from continuing operations	$617,736	$551,472	$530,765

Income tax expense consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense
Federal	$405	$16,312	$9,291
State and local	756	2,173	1,623
International	8	6	3,697
Total current tax expense	1,169	18,491	14,611

Deferred tax expense
Federal	$663,968	$39,924	$36,564
State and local	90,974	2,394	10,340
Total deferred tax expense	754,942	42,318	46,904

Total provision for income taxes	$756,111	$60,809	$61,515
A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate as of the periods presented is summarized as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefits	14.9	0.6	2.2
Deferred tax revaluation	1.2	0.3	—
Income of non-controlling interest	0.8	(10.3)	(11.4)
Taxable (loss) gain on subsidiary liquidation	—	—	(0.7)
Equity-based compensation	—	—	0.1
Research and development credits	—	(0.1)	(0.4)
Valuation allowance	87.6	0.1	0.1
Nondeductible TRA movement	(3.0)	—	—
Other	—	(0.6)	0.7
Effective tax rate	122.5%	11.0%	11.6%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets were as follows as of the periods presented below (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets
Investment in Topco LLC	$595,796	$636,498
Net operating loss	40,980	—
Deductions to be received for the Tax Receivable Agreement payments	1,408	148,681
Capital loss carryforward	3,256	3,265
Other	712	1,131
Total deferred tax assets	642,152	789,575
Valuation allowance	(642,152)	(23,776)
Total deferred tax assets, net of valuation allowance	$—	$765,799
As a result of the Organizational Transactions, IPO, and subsequent exchanges and financing, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $0.0 million primarily associated with: (i) $595.8 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC, (ii) $1.4 million related to tax benefits from future deductions attributable to payments under the TRA, (iii) $3.3 million related to the capital loss carryforwards generated during the sale of Vector, (iv) $41.0 million related to net operating loss carryforwards, and (v) $642.2 million valuation allowance on these and other items.
The valuation allowance increased by $618.4 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective evidence evaluated during the year ended December 31, 2023 was our current year and projected future pre-tax losses. Due to our recent history of current year and projected near-term pre-tax losses, we determined that the negative evidence outweighs the positive evidence and so it is more likely than not that our deferred tax assets will not be utilized, and therefore the Company recorded a full valuation allowance on its U.S. federal and state deferred tax assets. The objective negative evidence is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and that the objective negative evidence related to pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
Alphazyme was treated as a regarded corporation for U.S. federal and state income tax purposes at the time of acquisition. The Company recorded the initial contribution of Alphazyme to Topco LLC through its deferred tax asset related to the investment in Topco LLC, which was offset by a valuation allowance against the deferred tax asset. The Company also recorded a deferred tax liability for the difference between book basis and tax basis in the net assets of Alphazyme through purchase accounting. However, for the year ended December 31, 2023, Alphazyme became a disregarded entity for U.S. federal and state income tax purposes, which became effective immediately following the acquisition and prior to the contribution to Topco LLC. The change in Alphazyme’s tax status resulted in an income tax benefit of $8.8 million from the reversal of the Company’s deferred tax liability related to its ownership of Alphazyme, as well as an income tax expense of $17.1 million from the impact of the reversal to the Company’s deferred tax asset for its investment in Topco LLC.
Net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2023 were as follows (in millions):

	Amount	Expiration Years
Net operating losses, federal	$36.3	Does not expire
Net operating losses, state	4.7	Varies by state
Capital loss carryforward	3.3	2026
Tax credits, federal	0.3	2043
Tax credits, state	0.3	CA - Do not expire
As of December 31, 2023 and 2022, the Company had $5.2 million and $6.3 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company expects our unrecognized tax benefits may decrease by $2.6 million in the next twelve months due to statute expiration. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, including $0.3 million recognized during the year ended December 31, 2023.
The aggregate changes in the balance of the Company’s unrecognized tax benefits were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$6,257	$241	$220
Gross increases based on tax positions related to current year	99	130	232
Gross increases based on tax positions related to prior years	—	6,775	—
Gross decreases based on tax positions related to prior years	(1,158)	(889)	(211)
Balance, end of year	$5,198	$6,257	$241

The Company files income tax returns in the U.S. federal jurisdiction and various states and is not under audit by taxing authorities in any of these jurisdictions. With exceptions for certain states, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2020.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC. The Company expects to benefit from the remaining 15% of any cash tax savings that it realizes.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our estimate of taxable income for the year ended December 31, 2023. As of December 31, 2023, the current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company has derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2023, of which $0.4 million is related to interest. We made payments of $35.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2022, of which $1.1 million was related to interest. As of December 31, 2023 and 2022, our liabilities under the TRA were $7.1 million and $718.2 million, respectively.
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
During the year ended December 31, 2023, Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to us. During the year ended December 31, 2022, Topco LLC paid tax distributions of $310.0 million to its owners, including $159.8 million to us. During the year ended December 31, 2021, Topco LLC paid tax distributions of $283.2 million to its owners, including $129.7 million to us.
As of December 31, 2023, no amounts for tax distributions have been accrued as such payments were made during the period.
15.Employee Benefit Plans
The Company sponsors a 401(k) plan (the “Maravai LifeSciences 401(k) Plan”) pursuant to which eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company provides for a cash match of up to 50% of employee contributions up to the first 6% of salary.
Total contributions by the Company to the Maravai LifeSciences 401(k) Plan was approximately $2.1 million, $1.6 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

16.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Executive Chairman of the Board, Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.
Registration Rights Agreement with MLSH 1 and MLSH 2
In connection with the IPO, Company entered into a registration rights agreement with MLSH 1 and MLSH 2. MLSH 1 and MLSH 2 are entitled to request that the Company register their shares of capital stock on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” MLSH 1 and MLSH 2 are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. During 2021, the Company registered shares of Class A shares held by MLSH 1 which were subsequently sold in an offering as selling shareholders as well as facilitated secondary offering transactions related to the exchanges (see Note 11).
Exchange Agreement with MLSH 1
In connection with the IPO, the Company entered into an exchange agreement with MLSH 1, whereby MLSH 1 may surrender their LLC Units to Topco LLC or, at our election, exchange its LLC Units for shares of our Class A common stock on a one-for-one basis, or, at our election, for cash from a substantially concurrent public offering or private sale. MLSH 1 is also required to deliver to us an equivalent number of shares of Class B common stock to effectuate an exchange. MLSH 1 executed two exchanges under this agreement during 2021 (see Note 11).
Payable to Related Parties Pursuant to the Tax Receivable Agreement
Concurrent with the completion of the IPO, the Company entered into a TRA with MLSH 1 and MLSH 2. During the years ended December 31, 2023, 2022 and 2021, the Company made TRA payments to both MLSH 1 and MLSH 2 (see Note 14).
Cash Contribution, Exchange and Forfeiture Agreement with MLSH 1
In December 2021, the Company entered into a Cash Contribution, Exchange and Forfeiture Agreement with MLSH 1 (see Note 11).
Topco LLC Operating Agreement
MLSH 1 is party to the Topco LLC operating agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the years ended December 31, 2023, 2022 and 2021, the Company made distributions of $9.6 million, $150.2 million and $153.5 million for tax liabilities to MLSH 1 under this agreement, respectively.
Contract Development and Manufacturing Agreement with Curia Global
GTCR has significant influence over Curia Global (“Curia”). During the years ended December 31, 2023 and 2022, the Company paid insignificant amounts to Curia for contract manufacturing and development services. During the year ended December 31, 2021, the Company paid $7.4 million to Curia. Such amounts were included in research and development expenses on the consolidated statements of operations.
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
•Biologics Safety Testing: focuses on the manufacturing and sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. This segment also provides services for custom antibody development, assay development, antibody affinity extraction and mass spectrometry that are utilized by our customers in their biologic drug manufacturing spectrum.
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

The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenue:
Nucleic Acid Production	$224,769	$813,076	$712,520
Biologics Safety Testing	64,179	69,932	68,417
Protein Detection	—	—	18,959
Total reportable segments’ revenue	288,948	883,008	799,896
Intersegment eliminations	(3)	(7)	(656)
Total	$288,945	$883,001	$799,240

Segment adjusted EBITDA:
Nucleic Acid Production	$82,658	$638,337	$565,254
Biologics Safety Testing	46,908	54,841	54,440
Protein Detection	—	—	6,391
Total reportable segments’ adjusted EBITDA	129,566	693,178	626,085
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization	(27,356)	(24,269)	(18,339)
Depreciation	(12,898)	(7,566)	(6,413)
Interest expense	(45,892)	(20,414)	(30,260)
Interest income	27,727	2,338	—
Corporate costs, net of eliminations	(64,257)	(55,378)	(43,265)
Other adjustments:
Acquisition contingent consideration	3,286	7,800	—
Acquisition integration costs	(12,695)	(13,362)	(44)
Equity-based compensation	(34,588)	(18,670)	(10,458)
Gain on sale of business	—	—	11,249
Merger and acquisition related expenses	(4,392)	(2,416)	(1,508)
Financing costs	—	(1,078)	(2,383)
Acquisition related tax adjustment	(1,293)	(349)	—
Tax Receivable Agreement liability adjustment	668,886	(4,102)	6,101
Chief Executive Officer transition costs	(28)	(2,426)	—
Restructuring costs (1)	(6,567)	—	—
Other	(1,763)	(1,814)	—
Income before income taxes	617,736	551,472	530,765
Income tax expense	(756,111)	(60,809)	(61,515)
Net (loss) income	$(138,375)	$490,663	$469,250
___________________
(1)Equity-based compensation benefit of $0.1 million related to forfeited equity awards in connection with the restructuring is included on the equity-based compensation line item.
During the years ended December 31, 2023 and 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. During the year ended December 31, 2021, intersegment revenue was $0.7 million between the Nucleic Acid Production and Protein Detection segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2023, 2022 and 2021.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of December 31, 2023, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Maravai LifeSciences Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maravai LifeSciences Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 29, 2024

Item 9B. Other Information
Insider Trading Arrangements
None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2024 Proxy Statement (the “2024 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2024 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2024 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the 2024 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2024 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

Part IV.
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1)    Consolidated Financial Statements (included in Item 8):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
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

2.4
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

10.2+§	Form of Senior Management Agreement - Capital Units and Incentive Units (incorporated by reference to Exhibit 10.4 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 28, 2023).

Exhibit Number	Description
10.3+§	Form of Senior Management Agreement - Incentive Units (incorporated by reference to Exhibit 10.5 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 28, 2023).

10.4+§	Form of Amendment to Senior Management Agreement (incorporated by reference to Exhibit 10.6 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 28, 2023).

10.6
Tax Receivable Agreement, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.7
Exchange Agreement, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.8
Second Amended and Restated Limited Liability Agreement of Maravai Topco Holdings, LLC, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.9+
Maravai LifeSciences Holdings, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 23, 2020).

10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Maravai LifeSciences Holdings, Inc.’s Form S-1/A filed on November 9, 2020).

10.11§
Distribution Agreement, dated January 14, 2019, between Cygnus Technologies, LLC and Beijing XMJ Scientific Co. Ltd. (incorporated by reference to Exhibit 10.15 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.12§
Lease Agreement, dated as of September 23, 2019, between TransDulles Center, Inc., and Glen Research Corporation, as amended (incorporated by reference to Exhibit 10.17 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.13§
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

10.15§	Lease Agreement, dated August 6, 2021, by and between 10240 Flanders Investors LLC and Trilink Biotechnologies, LLC.

10.16	First Amendment to Lease Agreement, dated October 14, 2021, by and between 10240 Flanders Investors LLC and Trilink Biotechnologies, LLC.

10.17	Second Amendment to Lease Agreement, dated October 1, 2022, by and between 10240 Flanders Investors LLC and Trilink Biotechnologies, LLC.

10.18§	Lease Agreement, dated as of June 11, 2021, by and between CIGG, LC and Cygnus Technologies, LLC.

10.19
Director Nomination Agreement, dated as of November 24, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.20§
Credit Agreement, dated as of October 19, 2020, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, Trilink Biotechnologies, LLC, Vector Laboratories, Inc., Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.24 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.21	First Amendment to Credit Agreement to Credit Agreement, dated as of August 11, 2021, by Maravai Intermediate Holdings, LLC and Morgan Stanley Senior Funding, Inc.

10.22
Second Amendment to Credit Agreement, dated as of January 19, 2022, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, Trilink Biotechnologies, LLC, Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings Inc.’s Form 8-K filed on January 20, 2022).

10.23+§
Amended and Restated Employment Agreement of Carl W. Hull, dated May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2023).

Exhibit Number	Description
10.24+
Amendment No.1, effective as of July 27, 2023, to the Amended and Restated Employment Agreement of Carl W. Hull, dated May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull.

10.25+§
Amended and Restated Employment Agreement of Kevin Herde, dated May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Kevin Herde (incorporated by reference to Exhibit 10.4 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2023).

10.26+§
Employment Agreement of Brian Neel, dated November 24, 2020, among Maravai LifeSciences Holdings, Inc., TriLink Biotechnologies, LLC and Brian Neel (incorporated by reference to Exhibit 10.10 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.27+§
Amended and Restated Employment Agreement of Christine Dolan, dated as of May 8, 2023 among Maravai LifeSciences Holdings, Inc., Cygnus Technologies, LLC, MLSC Holdings, LLC and Christine Dolan (incorporated by reference to Exhibit 10.6 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2023).

10.28+§
Amended and Restated Employment Agreement of William “Trey” Martin, III, effective as of May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and William “Trey” Martin, III (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2023).

10.29+§
Amended and Restated Employment Agreement of Peter Leddy, Ph.D., effective as of May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Peter Leddy, Ph.D. (incorporated by reference to Exhibit 10.5 to Maravai LifeSciences Holdings, inc.’s Form 10-Q filed on May 9, 2023).

10.30+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.31+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on October 3, 2022).

10.32+
Form of Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Maravai LifeSciences Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 13, 2020).

10.33+	Form of Stock Option Grant Notice and Stock Option Agreement.

10.34+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.

10.35+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.

10.36+	Form of Amendment No. 1 to Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

10.37+	Form of Amendment No. 1 to Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

10.38+
Amendment No. 1 to Performance Stock Unit Grant Notice by and between Maravai LifeSciences Holdings, Inc. and William E. Martin, III, dated as of July 6, 2023 (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

21.1	List of subsidiaries of Maravai LifeSciences Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Clawback Policy of Maravai LifeSciences Holdings, Inc.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description
101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*
The certifications furnished as Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request.
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

Maravai LifeSciences Holdings, Inc.

By:	/s/ William E. Martin, III
Name:	William E. Martin, III
Title:	Chief Executive Officer
Date: February 29, 2024

***

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

Signature	Title	Date

	Chief Executive Officer (Principal Executive Officer)	February 29, 2024
/s/ William E. Martin, III
William E. Martin, III

/s/ Kevin Herde	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Kevin Herde

/s/ Carl Hull	Executive Chairman of the Board	February 29, 2024
Carl Hull

/s/ Anat Ashkenazi	Director	February 29, 2024
Anat Ashkenazi

/s/ Sean Cunningham	Director	February 29, 2024
Sean Cunningham

/s/ Benjamin Daverman	Director	February 29, 2024
Benjamin Daverman

/s/ John DeFord	Director	February 29, 2024
John DeFord, Ph.D.

/s/ Susannah Gray	Director	February 29, 2024
Susannah Gray

/s/ Jessica Hopfield	Director	February 29, 2024
Jessica Hopfield, Ph.D.

/s/ Gregory T. Lucier	Director	February 29, 2024
Gregory T. Lucier

/s/ Luke Marker	Director	February 29, 2024
Luke Marker

/s/ Constantine Mihas	Director	February 29, 2024
Constantine Mihas

/s/ Murali K. Prahalad	Director	February 29, 2024
Murali K. Prahalad