Form 10-Q
period 2024-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2024-05-09
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 001-39725
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 2, 2024, 132,830,872 shares of the registrant’s Class A common stock were outstanding and 119,094,026 shares of the registrant’s Class B common stock were outstanding.

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
•Potential preferred stock issuances and the anti-takeover impacts of any such issuances.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$561,691	$574,962
Accounts receivable, net	36,685	54,605
Inventory	49,846	51,397
Prepaid expenses and other current assets	16,818	17,830
Government funding receivable	2,844	1,118
Total current assets	667,884	699,912
Property and equipment, net	161,628	162,900
Goodwill	326,029	326,029
Intangible assets, net	214,118	220,987
Other assets	74,982	77,622
Total assets	$1,444,641	$1,487,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,226	$10,729
Accrued expenses and other current liabilities	35,405	60,237
Deferred revenue	2,210	3,360
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,069	7,069
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	672	633
Total current liabilities	59,022	87,468
Long-term debt, less current portion	517,893	518,707
Finance lease liabilities, less current portion	31,714	31,897
Other long-term liabilities	58,623	59,494
Total liabilities	667,252	697,566
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 132,655 and 132,228 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,327	1,322
Class B common stock, $0.01 par value - 300,000 shares authorized; 119,094 issued and outstanding as of March 31, 2024 and December 31, 2023	1,191	1,191
Additional paid-in capital	134,482	128,503
Retained earnings	273,659	285,737
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	410,659	416,753
Non-controlling interest	366,730	373,131
Total stockholders’ equity	777,389	789,884
Total liabilities and stockholders’ equity	$1,444,641	$1,487,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$64,179	$79,025
Operating expenses:
Cost of revenue	38,335	33,676
Selling, general and administrative	40,885	38,671
Research and development	5,032	4,145
Restructuring	(1,212)	—
Total operating expenses	83,040	76,492
(Loss) income from operations	(18,861)	2,533
Other income (expense):
Interest expense	(10,864)	(11,833)
Interest income	7,210	6,045
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(1,436)
Other income	106	168
Loss before income taxes	(22,409)	(4,523)
Income tax expense (benefit)	271	(3,175)
Net loss	(22,680)	(1,348)
Net loss attributable to non-controlling interests	(10,602)	(1,281)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,078)	$(67)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.09)	$0.00
Weighted average number of Class A common shares outstanding, basic and diluted	132,333	131,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(22,680)	$(1,348)
Comprehensive loss attributable to non-controlling interests	(10,602)	(1,281)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,078)	$(67)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	427	5	—	—	(1,877)	—	—	(1,872)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,510	—	(1,510)	—
Stock-based compensation	—	—	—	—	6,346	—	5,711	12,057
Net loss	—	—	—	—	—	(12,078)	(10,602)	(22,680)
March 31, 2024	132,655	$1,327	119,094	$1,191	$134,482	$273,659	$366,730	$777,389

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(26,348)	—	26,392	(2)
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	97	1	—	—	(496)	—	(445)	(940)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	122	—	(122)	—
Stock-based compensation	—	—	—	—	3,133	—	2,854	5,987
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(8,302)	(8,302)
Net loss	—	—	—	—	—	(67)	(1,281)	(1,348)
March 31, 2023	131,789	$1,318	119,094	$1,191	$114,309	$404,699	$379,121	$900,638
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(22,680)	$(1,348)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,786	2,080
Amortization of intangible assets	6,869	6,765
Amortization of operating lease right-of-use assets	2,098	2,062
Amortization of deferred financing costs	740	719
Stock-based compensation expense	12,057	5,987
Deferred income taxes	—	(1,520)
Revaluation of liabilities under the Tax Receivable Agreement	—	1,436
Change in fair value of derivative instruments	(1,919)	878
Other	223	(326)
Changes in operating assets and liabilities:
Accounts receivable	17,883	82,407
Inventory	820	(3,383)
Prepaid expenses and other assets	730	(23,012)
Accounts payable	(3,682)	(235)
Accrued expenses and other current liabilities	(24,116)	24,225
Deferred revenue	(1,150)	(1,058)
Other long-term liabilities	(1,126)	(10,603)
Net cash (used in) provided by operating activities	(8,467)	85,074
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	—	(69,731)
Purchases of property and equipment	(5,665)	(7,868)
Proceeds from government assistance allocated to property and equipment	1,421	8,028
Prepaid lease payments on finance lease yet to commence	—	(159)
Net cash used in investing activities	(4,244)	(69,730)
Financing activities:
Distributions for tax liabilities to non-controlling interest holders	—	(8,302)
Principal repayments of long-term debt	(1,360)	(1,360)
Payments of finance lease liabilities	(145)	—
Proceeds from derivative instruments	2,378	492
Payment of acquisition consideration holdback	—	(9,706)
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(1,433)	(333)
Net cash used in financing activities	(560)	(19,209)
Net decrease in cash and cash equivalents	(13,271)	(3,865)
Cash and cash equivalents, beginning of period	574,962	632,138
Cash and cash equivalents, end of period	$561,691	$628,273

Supplemental cash flow information:
Cash paid for interest	$12,140	$9,593

	Three Months Ended March 31,
	2024	2023
Cash paid (refunded) for income taxes, net	$197	$(521)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$3,162	$1,175
Prepaid lease payments on finance lease yet to commence included in accounts payable and accrued expenses	$—	$20,552
Accrued receivable for capital expenditures to be reimbursed under a government contract	$2,844	$616
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$17,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,931
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$5,289
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
The Company was incorporated as a Delaware corporation in August 2020 and is headquartered in San Diego, California. We have two principal businesses: Nucleic Acid Production and Biologics Safety Testing. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
Basis of Presentation
The Company operates and controls all of the business and affairs of Topco LLC, and, through Topco LLC and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net loss is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 10), the realizability of our net deferred tax assets, and the valuation of goodwill and intangible assets acquired in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2023 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production and biologics safety testing. Products are sold primarily through a direct sales force and through distributors in certain international markets where the Company does not have a direct commercial presence.
Revenue is recognized when control of promised goods or services is transferred to a customer or distributor in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Distributors are the principal in all sales transactions with our customers. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company recognizes revenue from sales to customers through distributors consistently with the policies and practices for direct sales to customers, as described above.
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acids products to support the needs of our customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap®, mRNA, specialized oligonucleotides, and enzymes. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer or distributor. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products are delivered.
Biologics Safety Testing
The Company’s Biologics Safety Testing revenue is associated with the sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits, and associated products. We also enter into contracts that include custom antibody development, assay development, antibody affinity extraction and mass spectrometry services. These products and services enable the detection of impurities that occur in the manufacturing of biologic drugs and other therapeutics including cell and gene therapies. The Company recognizes revenue from the sale of kits and products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor.

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
The Company accepts returns only if the products do not meet specifications, and historically, the Company’s volume of product returns has not been significant. Further, no warranties are provided for promised goods and services other than assurance type warranties.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of March 31, 2024 or December 31, 2023.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $4.2 million and $5.5 million as of March 31, 2024 and December 31, 2023, respectively. Contract liabilities are expected to be recognized as revenue within the next twelve months.

Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended March 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$26,278	$7,093	$33,371
Europe, the Middle East and Africa	4,740	4,625	9,365
Asia Pacific	14,911	6,225	21,136
Latin and Central America	87	220	307
Total revenue	$46,016	$18,163	$64,179

	Three Months Ended March 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$33,415	$7,093	$40,508
Europe, the Middle East and Africa	4,421	4,571	8,992
Asia Pacific	23,551	5,821	29,372
Latin and Central America	64	89	153
Total revenue	$61,451	$17,574	$79,025
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
Employee separation costs principally consist of one-time termination benefits and other post-employment benefits. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Other post-employment benefits are expensed when the obligation is probable and the benefit amounts are estimable. Other costs associated with restructuring activities, including facility and other exit costs and professional fees, are expensed as they are incurred.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of March 31, 2024, we held approximately 52.7% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.3% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of March 31, 2024. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).
MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the three months ended March 31, 2024 and 2023, MLSH 1 did not exchange any Paired Interests.
Distributions of $8.3 million for tax liabilities were made to MLSH 1 during the three months ended March 31, 2023. No such distributions were made during the three months ended March 31, 2024.

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
The allowance for credit losses was approximately $1.0 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively. There were $0.5 million of write-offs of accounts receivable during the three months ended March 31, 2024 and none during the three months ended March 31, 2023. There were no recoveries during the three months ended March 31, 2024 and $0.5 million of recoveries during the three months ended March 31, 2023.
Net Income (Loss) per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net income (loss) per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net income (loss) attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, and Topco LLC Units, that, together with an equal number of shares of our Class B common stock, are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024 and December 31, 2023, the carrying value of current assets and liabilities approximates fair value due to the short maturities of these instruments. The fair values of the Company’s long-term debt approximate carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s condensed consolidated statements of operations. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the condensed consolidated statements of cash flows because the change in fair value is an input in determining net loss. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains the majority of its cash balances at multiple financial institutions that management believes are of high-credit-quality and financially stable. Cash is deposited with major financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company provides credit, in the normal course of business, to international and domestic distributors as well as certain customers, which are geographically dispersed. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31, 2024	December 31, 2023
	2024	2023
Nacalai USA, Inc.	14.8%	20.5%	24.5%	27.3%
CureVac N.V.	*	*	*	13.0%
____________________
*Less than 10%
For the three months ended March 31, 2024 and 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
2.Restructuring
In November 2023, the Company implemented a cost realignment plan (the “Cost Realignment Plan”) that included the termination of approximately 15% of the Company’s workforce, the termination of certain leases, and other actions to reduce expenses, all as part of a plan to optimize business operations and match them to current market conditions. The reduction in force was completed on January 5, 2024, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act. The Cost Realignment Plan was substantially completed during the first quarter of 2024 and most of the cash payments had been disbursed prior to March 31, 2024, with the remainder to be disbursed by the end of the fiscal year 2024. The Company does not expect to incur additional restructuring costs relating to the Cost Realignment Plan.
For the three months ended March 31, 2024, restructuring charges primarily consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan. The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows for the three months ended March 31, 2024 (in thousands):

	Severance and Other Employee Costs (Reversals)	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Nucleic Acid Production	$(15)	$(815)	$(20)	$(850)
Corporate	68	(416)	(14)	(362)
Total	$53	$(1,231)	$(34)	$(1,212)
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Expense (Benefit)	Professional Fees and Other	Total
Balance as of December 31, 2023	$2,543	$—	$271	$2,814
Charges (benefit)	53	(1,231)	(34)	(1,212)
Non-cash benefit	—	1,231	—	1,231
Cash payments	(2,106)	—	(226)	(2,332)
Balance as of March 31, 2024	$490	$—	$11	$501

3.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$404,202	$—	$—	$404,202
Interest rate cap	—	8,100	—	8,100
Total assets	$404,202	$8,100	$—	$412,302

Liabilities
Current portion of contingent consideration	$—	$—	$131	$131
Contingent consideration, non-current	—	—	1,872	1,872
Total liabilities	$—	$—	$2,003	$2,003

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,685	$—	$—	$418,685
Interest rate cap	—	8,559	—	8,559
Total assets	$418,685	$8,559	$—	$427,244

Liabilities
Current portion of contingent consideration	$—	$—	$131	$131
Contingent consideration, non-current	—	—	1,872	1,872
Total liabilities	$—	$—	$2,003	$2,003
Contingent Consideration
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company is required to make contingent payments to the sellers of Alphazyme of up to $75.0 million, subject to achieving certain revenue thresholds. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used in this calculation are expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration has three performance payments spanning over three years beginning 2024. This liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company did not record any changes in the estimated fair value of contingent consideration.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$2,003
Balance as of March 31, 2024	$2,003

4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$17,070	$19,338
Work-in-process	12,525	12,680
Finished goods	20,251	19,379
Total inventory	$49,846	$51,397
Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Employee related	$9,855	$12,905
Accrued interest payable	8,960	9,202
Operating lease liabilities, current portion	6,970	6,780
Professional services	2,879	2,277
Customer deposits	1,974	2,156
Accrued property and equipment	1,602	632
Sales and use tax liability	852	1,001
Accrued restructuring costs	501	2,814
Accrued MyChem Retention Payments, current portion	—	19,446
Other	1,812	3,024
Total accrued expenses and other current liabilities	$35,405	$60,237
5.Government Assistance
Cooperative Agreement
In May 2022, TriLink Biotechnologies, LLC (“TriLink”) entered into a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Defense, as represented by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense on behalf of the Biomedical Advanced Research and Development Authority (“BARDA”), within the U.S. Department of Health and Human Services (“HHS”), to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Cooperative Agreement has since transitioned from the U.S. Department of Defense to the HHS as of January 2023. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”), however, the Cooperative Agreement is exclusively involved in Flanders I.
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
During the three months ended March 31, 2024 and 2023, the Company received $1.4 million and $8.0 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. As of March 31, 2024, the Company has recorded a receivable of $2.8 million, with an equal offset to property and equipment.
6.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $1.9 million for the three months ended March 31, 2024. Such amounts were not material for the three months ended March 31, 2023.
As of March 31, 2024, future minimum commitments under these obligations totaled $3.6 million which relates to the nine months ending December 31, 2024.
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
As amended, the Credit Agreement provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”), and a $180.0 million revolving credit facility, maturing October 2025 (the “Revolving Credit Facility”).
As of March 31, 2024, the interest rate on the Term Loan was 8.31% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit. As of March 31, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for letters of credit under the Revolving Credit Facility to $19.5 million.
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
As of March 31, 2024, unamortized debt issuance costs totaled $1.2 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million. The Company was in compliance with these covenants as of March 31, 2024.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $8.1 million within other assets with changes in fair value recognized within interest expense in the condensed consolidated statements of operations. Proceeds from the interest rate cap agreement are reflected in cash flows used in financing activities in the condensed consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Term Loan	$531,760	$533,120
Unamortized debt issuance costs	(8,427)	(8,973)
Total long-term debt	523,333	524,147
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$517,893	$518,707
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2024 (remaining nine months)	$4,080
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$531,760
8.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three months ended March 31, 2024 and 2023.

The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(22,680)	$(1,348)
Less: loss attributable to common non-controlling interests	10,602	1,281
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,078)	$(67)

Weighted average Class A common shares outstanding	132,333	131,739

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(0.09)	$0.00
Diluted	$(0.09)	$0.00
Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net loss per share for Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	2,343	3,195
Stock options	4,142	4,528
Shares estimated to be purchased under the employee stock purchase plan	7	26
Shares of Class B common stock	119,094	131,789
Total	125,586	139,538
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units (“PSUs”) outstanding that did not meet the market and performance conditions as of March 31, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of March 31, 2024 and 2023. These share amounts were also excluded from the potentially dilutive securities in the table above.
9.Income Taxes
We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for U.S. federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.

The following table summarizes the Company’s income tax expense (benefit) and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(22,409)	$(4,523)
Income tax expense (benefit)	$271	$(3,175)
Effective tax rate	(1.2)%	70.2%
The Company’s effective tax rate of (1.2)% for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
The Company’s effective tax rate of 70.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss income associated with the non-controlling interest and a change in tax (benefit) expense due to adjustments to the deferred tax asset for the Company’s investment in Topco LLC.
Tax Distributions to Topco LLC’s Owners
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (“LLC Operating Agreement”). The LLC Operating Agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum combined marginal U.S. federal and state income tax rate applicable to an individual and (ii) the net investment income tax. The assumed income tax rate currently totals 46.7%, which may increase to 54.1% in certain cases where the qualified business income deduction is unavailable.
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
During the three months ended March 31, 2024, Topco LLC did not pay any tax distributions to its owners. During the three months ended March 31, 2023, Topco LLC paid tax distributions of $17.4 million to its owners, including $9.1 million to the Company.
As of March 31, 2024, no amounts for tax distributions had been accrued as such payments, if any, are made during the period.
10.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Executive Chairman of the Board, Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to a Tax Receivable Agreement (“TRA”) with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, our initial public offering (“IPO”) and any subsequent purchases or exchanges of LLC Units of Topco LLC. The Company expects to benefit from the remaining 15% of any cash tax savings that it realizes.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our estimate of taxable income for the year ended December 31, 2023. As of March 31, 2024, the current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
As of March 31, 2024 and December 31, 2023, our liability under the TRA was $7.1 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings based on our estimate of taxable income for the year ended December 31, 2023.
During the three months ended March 31, 2024 and 2023, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Contribution, Exchange and Forfeiture Agreement with MLSH 1
In connection with the Company’s acquisition of Alphazyme, which was completed in January 2023, the Company undertook a series of structuring transactions (the “Structuring Transactions”), including:
•On January 18, 2023, the Company acquired all of the outstanding membership interests in Alphazyme.
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
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three months ended March 31, 2023, the Company made distributions of $8.3 million for tax liabilities to MLSH 1 under this agreement. No such distributions were made during the three months ended March 31, 2024.
11.Segments
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Nucleic Acid Production	$46,016	$61,451
Biologics Safety Testing	18,163	17,574
Total reportable segments’ revenue	$64,179	$79,025

Segment adjusted EBITDA:
Nucleic Acid Production	$10,088	$27,873
Biologics Safety Testing	13,926	13,746
Total reportable segments’ adjusted EBITDA	24,014	41,619
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,869)	(6,765)
Depreciation	(4,786)	(2,080)
Interest expense	(10,864)	(11,833)
Interest income	7,210	6,045
Corporate costs, net of eliminations	(16,219)	(17,821)
Other adjustments:
Acquisition integration costs	(2,498)	(2,464)
Stock-based compensation	(12,057)	(5,987)
Merger and acquisition related expenses	(30)	(3,291)
Acquisition related tax adjustment	113	173
Tax Receivable Agreement liability adjustment	—	(1,436)
Restructuring costs (1)	(19)	—
Other	(404)	(683)
Loss before income taxes	(22,409)	(4,523)
Income tax (expense) benefit	(271)	3,175
Net loss	$(22,680)	$(1,348)
___________________
(1)For the three months ended March 31, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2024 and 2023. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the three months ended March 31, 2024 and 2023.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. This discussion and analysis reflects our historical results of operations and financial position and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We were incorporated in August 2020 and, pursuant to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the Organizational Transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the Organizational Transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
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
As of March 31, 2024, we employed a team of over 570 full-time employees, approximately 26% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 52.0% and 51.3% for the three months ended March 31, 2024 and 2023, respectively.
We generated revenue of $64.2 million and $79.0 million for the three months ended March 31, 2024 and 2023, respectively.
Total revenue by segment was $46.0 million in Nucleic Acid Production and $18.2 million in Biologics Safety Testing for the three months ended March 31, 2024, compared to $61.5 million and $17.6 million, respectively, for the three months ended March 31, 2023.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $40.9 million and $38.7 million for the three months ended March 31, 2024 and 2023, respectively.

Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $5.0 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest, provision for income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures.
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under the Credit Agreement that governs our ability to access more than $63.0 million in aggregate letters of credit and available borrowings under the Revolving Credit Facility. In addition, if we borrow more than $63.0 million under the Revolving Credit Facility, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Credit Agreement” below for a discussion of this financial covenant.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $64.2 million and $79.0 million for the three months ended March 31, 2024 and 2023, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three months ended March 31, 2024 and 2023.
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
We expect that our selling, general and administrative expenses will gradually increase in future periods, primarily due to our expanding facilities footprint to support anticipated long-term growth in the business, costs incurred in increasing our presence globally, and increases in marketing activities to drive awareness and adoption of our products and services.
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
We expect our research and development costs will increase to support our research and development efforts, including meeting our customers’ needs.
Restructuring
For the three months ended March 31, 2024, restructuring costs (benefit) primarily consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan, which was implemented in November 2023.

Other Income (Expense)
Interest Expense
Interest expense consists of interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt, changes in the fair value of our interest rate cap agreement, and interest costs on our finance lease liabilities.
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of March 31, 2024, we held approximately 52.7% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 47.3% of the outstanding LLC Units of Topco LLC.
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

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands, except per share amounts)
Revenue	$64,179	$79,025	(18.8)%
Operating expenses:
Cost of revenue (1)	38,335	33,676	13.8%
Selling, general and administrative (1)	40,885	38,671	5.7%
Research and development (1)	5,032	4,145	21.4%
Restructuring (1)	(1,212)	—	*
Total operating expenses	83,040	76,492	8.6%
(Loss) income from operations	(18,861)	2,533	(844.6)%
Other income (expense), net	(3,548)	(7,056)	(49.7)%
Loss before income taxes	(22,409)	(4,523)	395.4%
Income tax expense (benefit)	271	(3,175)	(108.5)%
Net loss	(22,680)	(1,348)	1582.5%
Net loss attributable to non-controlling interests	(10,602)	(1,281)	727.6%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,078)	$(67)	*

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.09)	$0.00
Weighted average number of Class A common shares outstanding, basic and diluted	132,333	131,739

Non-GAAP measures:
Adjusted EBITDA	$7,795	$23,798
Adjusted Free Cash Flow	$3,551	$22,653
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change
Cost of revenue	$2,631	$1,339	96.5%
Selling, general and administrative	9,500	4,202	126.1%
Research and development	1,157	446	159.4%
Restructuring	(1,231)	—	*
Total stock-based compensation expense	$12,057	$5,987	101.4%
Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2024	2023	Change	2024	2023
Nucleic Acid Production	$46,016	$61,451	(25.1)%	71.7%	77.8%
Biologics Safety Testing	18,163	17,574	3.4%	28.3%	22.2%
Total revenue	$64,179	$79,025	(18.8)%	100.0%	100.0%

Total revenue was $64.2 million for the three months ended March 31, 2024 compared to $79.0 million for the three months ended March 31, 2023, representing a decrease of $14.8 million, or 18.8%.
Nucleic Acid Production revenue decreased from $61.5 million for the three months ended March 31, 2023 to $46.0 million for the three months ended March 31, 2024, representing a decrease of $15.4 million, or 25.1%. The decrease in Nucleic Acid Production revenue was primarily driven by lower demand for CleanCap analogs from COVID-19 vaccine manufacturers, and large GMP services projects that did not repeat in the current quarter.
Biologics Safety Testing revenue increased from $17.6 million for the three months ended March 31, 2023 to $18.2 million for the three months ended March 31, 2024, representing an increase of $0.6 million, or 3.4%. The increase from the prior year was not significant.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of March 31, 2024, all of our long-lived assets were located within the United States.

The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Nucleic Acid Production	$46,016	$61,451
Biologics Safety Testing	18,163	17,574
Total reportable segments’ revenue	$64,179	$79,025

Segment adjusted EBITDA:
Nucleic Acid Production	$10,088	$27,873
Biologics Safety Testing	13,926	13,746
Total reportable segments’ adjusted EBITDA	24,014	41,619
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,869)	(6,765)
Depreciation	(4,786)	(2,080)
Interest expense	(10,864)	(11,833)
Interest income	7,210	6,045
Corporate costs, net of eliminations	(16,219)	(17,821)
Other adjustments:
Acquisition integration costs	(2,498)	(2,464)
Stock-based compensation	(12,057)	(5,987)
Merger and acquisition related expenses	(30)	(3,291)
Acquisition related tax adjustment	113	173
Tax Receivable Agreement liability adjustment	—	(1,436)
Restructuring costs (1)	(19)	—
Other	(404)	(683)
Loss before income taxes	(22,409)	(4,523)
Income tax (expense) benefit	(271)	3,175
Net loss	$(22,680)	$(1,348)
___________________
(1)For the three months ended March 31, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2024 and 2023. Any intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for each of the three months ended March 31, 2024 and 2023.

Non-GAAP Financial Measures
Adjusted EBITDA
A reconciliation of net loss to adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(22,680)	$(1,348)
Add:
Amortization	6,869	6,765
Depreciation	4,786	2,080
Interest expense	10,864	11,833
Interest income	(7,210)	(6,045)
Income tax expense (benefit)	271	(3,175)
EBITDA	(7,100)	10,110
Acquisition integration costs (1)	2,498	2,464
Stock-based compensation (2)	12,057	5,987
Merger and acquisition related expenses (3)	30	3,291
Acquisition related tax adjustment (4)	(113)	(173)
Tax Receivable Agreement liability adjustment (5)	—	1,436
Restructuring costs (6)	19	—
Other (7)	404	683
Adjusted EBITDA	$7,795	$23,798
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, and retention payments in connection with these acquisitions.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were pursued but not consummated.
(4)Refers to non-cash income associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022.
(5)Refers to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(6)Refers to restructuring costs associated with the Cost Realignment Plan, which was implemented in November 2023. Stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
(7)For the three and three months ended March 31, 2024, refers to inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, LLC, which was completed in January 2023, and other non-recurring costs. For the three months ended March 31, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, LLC, and other non-recurring costs.

Adjusted Free Cash Flow
Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures, is set forth below for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA	$7,795	$23,798
Capital expenditures (1)	(4,244)	(1,145)
Adjusted Free Cash Flow	$3,551	$22,653
____________________
(1)We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2024	2023	Change	2024	2023
Cost of revenue	$38,335	$33,676	13.8%	59.7%	42.6%
Selling, general and administrative	40,885	38,671	5.7%	63.7%	48.9%
Research and development	5,032	4,145	21.4%	7.9%	5.3%
Restructuring	(1,212)	—	*	(1.9)%	—%
Total operating expenses	$83,040	$76,492	8.6%	129.4%	96.8%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue increased by $4.7 million from $33.7 million for the three months ended March 31, 2023 to $38.3 million for the three months ended March 31, 2024, or 13.8%. The increase in cost of revenue was primarily attributable to an increase of $4.7 million due to lower direct labor and overhead expense absorption, an increase of $0.5 million in supplies and materials, and an increase of $0.5 million in facilities costs driven by new facilities. These increases were partially offset by a decrease of $1.0 million in personnel costs primarily driven by a decrease in headcount as a result of the Cost Realignment Plan.
Gross profit decreased by $19.5 million from $45.3 million for the three months ended March 31, 2023 to $25.8 million for the three months ended March 31, 2024. The decrease in the gross profit margin as a percentage of sales was primarily attributable to an overall increase in the cost of revenue as a percentage of sales as the result of higher supplies and materials, higher facilities costs, and lower manufacturing throughput and related absorption which increased the direct labor and overhead expenses incurred into cost of revenue in the period.
Selling, General and Administrative
Selling, general and administrative expenses increased by $2.2 million from $38.7 million for the three months ended March 31, 2023 to $40.9 million for the three months ended March 31, 2024, or 5.7%. The increase was primarily driven by increases of $4.4 million in stock-based compensation expense, $2.5 million in depreciation expense driven by new facilities, and $0.4 million in certain adjustments related to the acquisition of MyChem recognized in the prior period. These were partially offset by a decrease of $3.7 million in professional service fees primarily driven by consulting services incurred in the prior period related to the acquisition of Alphazyme and a decrease of $1.4 million in certain personnel costs primarily driven by a decrease in headcount as a result of the Cost Realignment Plan.
Research and Development
Research and development expenses increased by $0.9 million from $4.1 million for the three months ended March 31, 2023 to $5.0 million for the three months ended March 31, 2024, or 21.4%. The increase in expenses compared to the prior year was primarily driven by an increase of $0.5 million in professional service fees for external analytic studies, $0.2 million in personnel costs, and $0.1 million in information technology costs.
Restructuring
For the three months ended March 31, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan, which was implemented in November 2023. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2024	2023	Change	2024	2023
Interest expense	$(10,864)	$(11,833)	(8.2)%	(16.9)%	(15.0)%
Interest income	7,210	6,045	19.3%	11.2%	7.7%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(1,436)	*	—%	(1.8)%
Other income	106	168	(36.9)%	0.2%	0.2%
Total other expense	$(3,548)	$(7,056)	(49.7)%	(5.5)%	(8.9)%
____________________
*Not meaningful
Other expense was $7.1 million for the three months ended March 31, 2023 compared to $3.5 million for the three months ended March 31, 2024, representing a decrease of $3.5 million, or 49.7%. The decrease in Other expense was primarily attributable to the change in payable to related parties pursuant to the Tax Receivable Agreement of $1.4 million in the prior year as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate. The decrease was also attributable to a $1.2 million increase in interest income earned on our cash balances and short-term investments in money market funds. The decrease was further driven by a $1.0 million decrease in interest expense primarily due to changes in the fair value of our interest rate cap agreement and interest rates.
Relationship with GTCR, LLC (“GTCR”)
As of March 31, 2024, investment entities affiliated with GTCR collectively controlled approximately 56% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of the Board and all other corporate decisions.
We made distributions of $8.3 million during the three months ended March 31, 2023 for tax liabilities to MLSH 1, which is controlled by GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. No such distributions were made during the three months ended March 31, 2024.
We are also a party to a Tax Receivable Agreement, or TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of March 31, 2024, our current liability under the TRA was $7.1 million.

As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
No payments under the TRA were made during either of the three months ended March 31, 2024 or 2023.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of March 31, 2024, we had cash and cash equivalents of $561.7 million and retained earnings of $273.7 million. We had a net loss of $22.7 million and negative cash flow from operations of $8.5 million for the three months ended March 31, 2024.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA. We expect that probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes will be approximately $7.1 million. This determination is based on our estimate of taxable income for the year ended December 31, 2023. During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets and, therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that will result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a non-current liability pursuant to the TRA of approximately $665.3 million in the condensed consolidated balance sheet. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We made distributions of $8.3 million during the three months ended March 31, 2023 for tax liabilities to MLSH 1 under the LLC Operating Agreement. No such distributions were made during the three months ended March 31, 2024.
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
As of March 31, 2024, the interest rate on the Term Loan was 8.31% per annum.
The Credit Agreement also provides for a $20.0 million limit for letters of credit. As of March 31, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for letters of credit under the Revolving Credit Facility to $19.5 million.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement also requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million. The Company was in compliance with these covenants as of March 31, 2024.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC.
As of March 31, 2024, our current liability under the TRA was $7.1 million, representing 85% of the calculated tax savings we expect to utilize for the year ended December 31, 2023. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the Tax Receivable Agreement.
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
During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $665.3 million in the condensed consolidated balance sheet.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(8,467)	$85,074
Investing activities	(4,244)	(69,730)
Financing activities	(560)	(19,209)
Net decrease in cash and cash equivalents	$(13,271)	$(3,865)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $8.5 million, which was primarily attributable to a net loss of $22.7 million and net cash outflow from the change in our operating assets and liabilities of $10.6 million, of which $19.4 million was driven by a decrease in accrued expenses and other current liabilities for the retention payments relating to the acquisition of MyChem. These were partially offset by non-cash depreciation and amortization of $11.7 million, non-cash amortization of operating lease right-of-use assets of $2.1 million, non-cash amortization of deferred financing costs of $0.7 million, and non-cash stock-based compensation of $12.1 million.
Net cash provided by operating activities for the three months ended March 31, 2023 was $85.1 million, which was primarily attributable to a net cash inflow from the change in our operating assets and liabilities of $68.3 million, non-cash depreciation and amortization of $8.8 million, non-cash amortization of operating lease right-of-use assets of $2.1 million, non-cash amortization of deferred financing costs of $0.7 million, non-cash stock-based compensation of $6.0 million, and non-cash loss on the revaluation of liabilities under the TRA of $1.4 million. These were partially offset by a net loss of $1.3 million and non-cash deferred income taxes of $1.5 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $4.2 million, which was primarily comprised of cash outflows of $5.7 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $1.4 million.
Net cash used in investing activities for the three months ended March 31, 2023 was $69.7 million, which was primarily comprised of the net cash consideration paid for the acquisition of Alphazyme and cash outflows of $7.9 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $8.0 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $0.6 million, which was primarily attributable to $1.4 million of tax payments for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock and $1.4 million of principal repayments of long-term debt. These were partially offset by proceeds from the interest rate cap agreement of $2.4 million.
Net cash used in financing activities for the three months ended March 31, 2023 was $19.2 million, which was primarily attributable to a $9.7 million payment of an acquisition consideration holdback relating to the acquisition of MyChem, $8.3 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $1.4 million of principal repayments of long-term debt.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2024 totaled $4.2 million, which is net of government funding of $1.4 million. Capital expenditures for the year ending December 31, 2024 are projected to be in the range of $30.0 million to $35.0 million, which is net of anticipated government funding recognized. This primarily includes leasehold improvements and equipment primarily for the Flanders San Diego Facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2024 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$62,996	$10,313	$19,962	$17,311	$15,410
Finance leases (2)	33,693	3,352	7,008	7,435	15,898
Debt obligations (3)	531,760	5,440	10,880	515,440	—
TRA payments (4)	7,069	7,069	—	—	—
Unconditional purchase obligations (5)	3,585	3,585	—	—	—
Total	$639,103	$29,759	$37,850	$540,186	$31,308
____________________
(1)Represents operating lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities.
(2)Represents finance lease payment obligations, excluding any renewal options we are reasonably certain to execute and have recognized as lease liabilities.
(3)Represents long-term debt principal maturities, excluding interest. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(4)Reflects the estimated timing of the current TRA liability payment as of March 31, 2024. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2024, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, we may be required to make additional payments of up to $75.0 million to the sellers of Alphazyme dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025. We may also be required to make certain payments of $9.3 million to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, if any, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2024, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of March 31, 2024, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $531.8 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of March 31, 2024. For the three months ended March 31, 2024, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.3 million.
We had cash and cash equivalents of $561.7 million as of March 31, 2024. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 48.0% of our revenue for the three months ended March 31, 2024 was derived from international sales, primarily in Europe and Asia Pacific, all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
Insider Trading Arrangements
On March 1, 2024, Kurt Oreshack, our Executive Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s Class A common stock prior to the expiration of the plan on February 28, 2025.
During the three months ended March 31, 2024, none of the Company’s other directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (January 2024).

10.2	Second Amended and Restated Employment Agreement of Andrew Burch, effective as of February 25, 2024, among Maravai LifeSciences Holdings, Inc., TriLink Biotechnologies, LLC and Andrew Burch.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
_______________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act,, except to the extent that the registrant specifically incorporates it by reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: May 9, 2024