Form 10-Q
period 2024-06-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2024-08-08
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 1, 2024, 141,553,339 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$573,171	$574,962
Accounts receivable, net	38,651	54,605
Inventory	49,294	51,397
Prepaid expenses and other current assets	17,063	17,830
Interest rate cap	6,575	—
Government funding receivable	608	1,118
Total current assets	685,362	699,912
Property and equipment, net	165,503	162,900
Goodwill	326,029	326,029
Intangible assets, net	207,249	220,987
Other assets	63,465	77,622
Total assets	$1,447,608	$1,487,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,536	$10,729
Accrued expenses and other current liabilities	40,719	60,237
Deferred revenue	2,078	3,360
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,069	7,069
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	710	633
Total current liabilities	68,552	87,468
Long-term debt, less current portion	517,083	518,707
Finance lease liabilities, less current portion	31,527	31,897
Other long-term liabilities	54,032	59,494
Total liabilities	671,194	697,566
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 141,489 and 132,228 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,415	1,322
Class B common stock, $0.01 par value - 300,000 shares authorized; 110,684 and 119,094 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,107	1,191
Additional paid-in capital	168,337	128,503
Retained earnings	266,074	285,737
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	436,933	416,753
Non-controlling interest	339,481	373,131
Total stockholders’ equity	776,414	789,884
Total liabilities and stockholders’ equity	$1,447,608	$1,487,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$73,400	$68,914	$137,579	$147,939
Operating expenses:
Cost of revenue	38,271	43,273	76,606	76,949
Selling, general and administrative	40,556	35,377	81,441	74,048
Research and development	5,284	4,194	10,316	8,339
Change in estimated fair value of contingent consideration	(1,195)	(2,316)	(1,195)	(2,316)
Restructuring	(4)	—	(1,216)	—
Total operating expenses	82,912	80,528	165,952	157,020
Loss from operations	(9,512)	(11,614)	(28,373)	(9,081)
Other income (expense):
Interest expense	(11,939)	(7,022)	(22,803)	(18,855)
Interest income	7,086	6,791	14,296	12,836
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	101	—	(1,335)
Other expense	(2,562)	(1,620)	(2,456)	(1,452)
Loss before income taxes	(16,927)	(13,364)	(39,336)	(17,887)
Income tax benefit	(2,435)	(1,421)	(2,164)	(4,596)
Net loss	(14,492)	(11,943)	(37,172)	(13,291)
Net loss attributable to non-controlling interests	(6,907)	(5,402)	(17,509)	(6,683)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(7,585)	$(6,541)	$(19,663)	$(6,608)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.05)	$(0.05)	$(0.15)	$(0.05)
Weighted average number of Class A common shares outstanding, basic and diluted	135,842	131,864	134,088	131,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,492)	$(11,943)	$(37,172)	$(13,291)
Comprehensive loss attributable to non-controlling interests	(6,907)	(5,402)	(17,509)	(6,683)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(7,585)	$(6,541)	$(19,663)	$(6,608)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2024	132,655	$1,327	119,094	$1,191	$134,482	$273,659	$366,730	$777,389
Effect of exchange of LLC Units	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	424	4	—	—	322	—	—	326
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	115	—	(115)	—
Stock-based compensation	—	—	—	—	7,414	—	6,349	13,763
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(7,585)	(6,907)	(14,492)
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$266,074	$339,481	$776,414

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Effect of exchange of LLC Units	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	851	9	—	—	(1,555)	—	—	(1,546)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,625	—	(1,625)	—
Stock-based compensation	—	—	—	—	13,760	—	12,060	25,820
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(19,663)	(17,509)	(37,172)
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$266,074	$339,481	$776,414

	Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2023	131,789	$1,318	119,094	$1,191	$114,309	$404,699	$379,121	$900,638
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	112	1	—	—	530	—	445	976
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	193	—	(193)	—
Stock-based compensation	—	—	—	—	4,871	—	4,401	9,272
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(1,305)	(1,305)
Net loss	—	—	—	—	—	(6,541)	(5,402)	(11,943)
June 30, 2023	131,901	$1,319	119,094	$1,191	$119,903	$398,158	$377,067	$897,638

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(26,348)	—	26,392	(2)
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	209	2	—	—	34	—	—	36
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	315	—	(315)	—
Stock-based compensation	—	—	—	—	8,004	—	7,255	15,259
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(9,607)	(9,607)
Net loss	—	—	—	—	—	(6,608)	(6,683)	(13,291)
June 30, 2023	131,901	$1,319	119,094	$1,191	$119,903	$398,158	$377,067	$897,638
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(37,172)	$(13,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,342	4,895
Amortization of intangible assets	13,738	13,617
Amortization of operating lease right-of-use assets	4,220	4,193
Amortization of deferred financing costs	1,484	1,448
Stock-based compensation expense	25,820	15,259
Deferred income taxes	—	(4,276)
Change in estimated fair value of contingent consideration	(1,195)	(2,316)
Revaluation of liabilities under the Tax Receivable Agreement	—	1,335
Other	129	(3,489)
Changes in operating assets and liabilities:
Accounts receivable	15,862	89,968
Inventory	1,571	4,328
Prepaid expenses and other assets	531	(1,718)
Accounts payable	889	1,639
Accrued expenses and other current liabilities	(21,119)	6,582
Deferred revenue	(1,282)	(652)
Other long-term liabilities	(4,851)	(13,254)
Net cash provided by operating activities	8,967	104,268
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	—	(69,622)
Purchases of property and equipment	(15,218)	(32,927)
Proceeds from government assistance allocated to property and equipment	4,792	8,662
Net cash used in investing activities	(10,426)	(93,887)
Financing activities:
Distributions for tax liabilities to non-controlling interest holder	(572)	(9,607)
Principal repayments of long-term debt	(2,720)	(2,720)
Payments of finance lease liabilities	(293)	(66)
Proceeds from derivative instruments	4,714	1,890
Payment of acquisition consideration holdback	—	(9,706)
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	—	(35,661)
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	—	(6,492)
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(1,461)	19
Net cash used in financing activities	(332)	(62,343)
Net decrease in cash and cash equivalents	(1,791)	(51,962)
Cash and cash equivalents, beginning of period	574,962	632,138
Cash and cash equivalents, end of period	$573,171	$580,176

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$24,007	$20,608
Cash paid (refunded) for income taxes, net	$377	$(72)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$4,169	$2,763
Purchase of patented technology included in accrued expenses	$1,500	$—
Accrued receivable for capital expenditures to be reimbursed under a government contract	$608	$232
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$32,862
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,931
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$5,289
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any future period.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2023 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024.
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
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acid products to support the needs of our customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap®, mRNA, specialized oligonucleotides, and enzymes. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon shipment to the customer or distributor. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products are delivered.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of June 30, 2024 or December 31, 2023.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $3.5 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively. Contract liabilities are expected to be recognized as revenue within the next twelve months.

Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$25,436	$6,881	$32,317
Europe, the Middle East and Africa	13,598	3,948	17,546
Asia Pacific	19,415	4,002	23,417
Latin and Central America	34	86	120
Total revenue	$58,483	$14,917	$73,400

	Six Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$51,714	$13,974	$65,688
Europe, the Middle East and Africa	18,338	8,573	26,911
Asia Pacific	34,326	10,227	44,553
Latin and Central America	121	306	427
Total revenue	$104,499	$33,080	$137,579

	Three Months Ended June 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$27,653	$6,677	$34,330
Europe, the Middle East and Africa	13,221	3,928	17,149
Asia Pacific	12,343	4,977	17,320
Latin and Central America	48	67	115
Total revenue	$53,265	$15,649	$68,914

	Six Months Ended June 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$61,068	$13,770	$74,838
Europe, the Middle East and Africa	17,642	8,499	26,141
Asia Pacific	35,894	10,798	46,692
Latin and Central America	112	156	268
Total revenue	$114,716	$33,223	$147,939
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
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of June 30, 2024, we held approximately 56.1% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.9% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of June 30, 2024. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

MLSH 1 is entitled to exchange its LLC Units of Topco LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of our Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively.
Exchange of Topco LLC Units and Block Trade
In May 2024, MLSH 1 exchanged 8,409,946 LLC Units of Topco LLC (paired with an equal number of shares of our Class B common stock) for 8,409,946 shares of the Company’s Class A common stock. Upon receipt by the Company, the shares of our Class B common stock were subsequently cancelled and retired. Following the exchange, MLSH 1 and MLSH 2 sold an aggregate of 9,940,974 shares of our Class A common stock in a block trade (“May 2024 Block Trade”) in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).
The Company did not receive any of the proceeds from the sale of shares of our Class A common stock by either MLSH 1 or MLSH 2, but did incur costs associated with the May 2024 Block Trade, which were not significant.
Payments pursuant to Topco LLC Operating Agreement
The Topco LLC Operating Agreement entered into at the time of the Organizational Transactions includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. Cash distributions of $0.6 million for tax liabilities were made to MLSH 1 during each of the three and six months ended June 30, 2024. Cash distributions of $1.3 million and $9.6 million for tax liabilities were made to MLSH 1 during the three and six months ended June 30, 2023, respectively.
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
The allowance for credit losses was approximately $0.9 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively. There were $0.2 million and $0.6 million of write-offs of accounts receivable during the three and six months ended June 30, 2024, respectively. Write-offs of accounts receivable were not significant during both the three and six months ended June 30, 2023. There were no recoveries during both the three and six months ended June 30, 2024 or the three months ended June 30, 2023. There were $0.5 million of recoveries during the six months ended June 30, 2023.
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

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2024	December 31, 2023
	2024	2023	2024	2023
Nacalai USA, Inc.	20.9%	11.9%	18.0%	16.5%	*	27.3%
Pfizer, Inc.	*	*	*	*	17.3%	*
BioNTech SE	*	*	*	*	17.3%	*
GSK plc	*	11.2%	*	*	*	*
CureVac N.V.	*	*	*	*	*	13.0%
____________________
*Less than 10%
For the three and six months ended June 30, 2024 and 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment. For the three months ended June 30, 2023, all of the revenue recorded for GSK plc was generated by the Nucleic Acid Production segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources, and the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2023-07 and expects the adoption of this standard will impact its segment disclosures only with no material impact to its financial position or results of operations.
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
2.Restructuring
In November 2023, the Company implemented a cost realignment plan (the “Cost Realignment Plan”) that included the termination of approximately 15% of the Company’s workforce, the termination of certain leases, and other actions to reduce expenses, all as part of a plan to optimize business operations and match them to current market conditions. The reduction in force was completed on January 5, 2024, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act. The Cost Realignment Plan was substantially completed during the first quarter of 2024, with most of the cash payments having been disbursed prior to the end of such quarter, with the remainder expected to be disbursed by the end of the fiscal year 2024. The Company does not expect to incur additional restructuring costs relating to the Cost Realignment Plan.
For the three months ended June 30, 2024, restructuring charges were not significant. For the six months ended June 30, 2024, restructuring charges primarily consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan. The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows for the period presented (in thousands):

	Six Months Ended June 30, 2024
	Severance and Other Employee Costs (Reversals)	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Nucleic Acid Production	$(22)	$(813)	$(20)	$(855)
Corporate	67	(414)	(14)	(361)
Total	$45	$(1,227)	$(34)	$(1,216)
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Balance as of December 31, 2023	$2,543	$—	$271	$2,814
Charges (benefit)	45	(1,227)	(34)	(1,216)
Non-cash benefit	—	1,227	—	1,227
Cash payments	(2,420)	—	(237)	(2,657)
Balance as of June 30, 2024	$168	$—	$—	$168
3.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$412,964	$—	$—	$412,964
Interest rate cap, current	—	6,575	—	6,575
Total assets	$412,964	$6,575	$—	$419,539

Liabilities
Contingent consideration, non-current	$—	$—	$808	$808

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,685	$—	$—	$418,685
Interest rate cap, non-current	—	8,559	—	8,559
Total assets	$418,685	$8,559	$—	$427,244

Liabilities
Current portion of contingent consideration	$—	$—	$131	$131
Contingent consideration, non-current	—	—	1,872	1,872
Total liabilities	$—	$—	$2,003	$2,003
Contingent Consideration
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million (the “Performance Payments”), subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the performance periods, with the first payment (to the extent earned) due in 2024. For the first performance period which ended on December 31, 2023, it was determined that the defined revenue target was not achieved. Consequently, no payment for contingent consideration was made to the sellers of Alphazyme in 2024. As of June 30, 2024, the Company may be required to make contingent payments to the sellers of Alphazyme of up to $45.0 million for the remaining two performance periods.
This contingent consideration liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded a $1.2 million decrease in the estimated fair value of contingent consideration. This was due to a change in estimate associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme Securities Purchase Agreement.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$2,003
Change in estimated fair value of contingent consideration	(1,195)
Balance as of June 30, 2024	$808
4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$17,452	$19,338
Work-in-process	11,024	12,680
Finished goods	20,818	19,379
Total inventory	$49,294	$51,397

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Employee related	$13,801	$12,905
Accrued interest payable	8,955	9,202
Operating lease liabilities, current portion	7,118	6,780
Professional services	2,640	2,277
Accrued property and equipment	2,571	632
Customer deposits	1,412	2,156
Sales and use tax liability	920	1,001
Accrued restructuring costs	168	2,814
Accrued MyChem Retention Payments, current portion	—	19,446
Other	3,134	3,024
Total accrued expenses and other current liabilities	$40,719	$60,237
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
During the three and six months ended June 30, 2024, the Company received $3.4 million and $4.8 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company received $0.6 million and $8.7 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. As of June 30, 2024, the Company has recorded a receivable of $0.6 million, with an equal offset to property and equipment.
6.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.

Amounts purchased under these obligations totaled $1.6 million and $3.5 million for the three and six months ended June 30, 2024, respectively. Such amounts were not material for the three and six months ended June 30, 2023.
As of June 30, 2024, future minimum commitments under these obligations totaled $2.0 million which relates to the six months ending December 31, 2024.
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
As of June 30, 2024, the effective interest rate on the Term Loan was 8.33% per annum.
The Credit Agreement also provides availability under the Revolving Credit Facility for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of June 30, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Term Loan requires mandatory quarterly principal payments of $1.4 million which began in March 2022, with all remaining outstanding principal due on maturity in October 2027.
As of June 30, 2024, unamortized debt issuance costs totaled $1.0 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million, or $63.0 million. The Company was in compliance with these covenants as of June 30, 2024.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $6.6 million with changes in fair value recognized within interest expense in the condensed consolidated statements of operations. Proceeds from the interest rate cap agreement are reflected in cash flows used in financing activities in the condensed consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Term Loan	$530,400	$533,120
Unamortized debt issuance costs	(7,877)	(8,973)
Total long-term debt	522,523	524,147
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$517,083	$518,707
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2024 (remaining six months)	$2,720
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$530,400
8.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three and six months ended June 30, 2024 and 2023.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,492)	$(11,943)	$(37,172)	$(13,291)
Less: loss attributable to common non-controlling interests	6,907	5,402	17,509	6,683
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(7,585)	$(6,541)	$(19,663)	$(6,608)

Weighted average Class A common shares outstanding	135,842	131,864	134,088	131,802

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.05)	$(0.05)	$(0.15)	$(0.05)
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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	2,173	3,355	2,399	3,151
Stock options	4,021	4,542	4,021	4,542
Shares estimated to be purchased under the employee stock purchase plan	15	10	10	9
Shares of Class B common stock	110,684	119,094	110,684	119,094
Total	116,893	127,001	117,114	126,796
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units (“PSUs”) outstanding that did not meet the market and performance conditions as of June 30, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of June 30, 2024 and 2023. These share amounts were also excluded from the potentially dilutive securities in the table above.
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
The following table summarizes the Company’s income tax benefit and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(16,927)	$(13,364)	$(39,336)	$(17,887)
Income tax benefit	$(2,435)	$(1,421)	$(2,164)	$(4,596)
Effective tax rate	14.4%	10.6%	5.5%	25.7%
The Company’s effective tax rate of 14.4% and 5.5% for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to statute expiration.
The Company’s effective tax rate of 10.6% and 25.7% for the three and six months ended June 30, 2023 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the loss associated with the non-controlling interest, state tax expense, and the release of a previous uncertain tax position due to statute expiration.
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
During the three and six months ended June 30, 2024, Topco LLC paid tax distributions of $1.3 million to its owners, including $0.7 million to the Company.
During the three months ended June 30, 2023, Topco LLC paid tax distributions of $2.8 million to its owners, including $1.5 million to the Company. During the six months ended June 30, 2023, Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to the Company.
As of June 30, 2024, no amounts for tax distributions had been accrued as such payments, if any, are made during the period.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our estimate of taxable income for the year ended December 31, 2023. As of June 30, 2024, the current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. There have been no changes to our position from those set forth in the 2023 Form 10-K. The impact of any activity for the fiscal year ending December 31, 2024, including any exchanges or changes to our estimated state tax rate, will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024 when amounts are determinable.
As of June 30, 2024 and December 31, 2023, our liability under the TRA was $7.1 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings based on our estimate of taxable income for the year ended December 31, 2023.
We made payments of $42.6 million in the aggregate to MLSH 1 and MLSH 2 pursuant to the TRA during each of the three and six months ended June 30, 2023, of which $0.4 million was related to interest. No such payments were made during each of the three and six months ended June 30, 2024.
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
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During each of the three and six months ended June 30, 2024, the Company made cash distributions of $0.6 million for tax liabilities to MLSH 1 under this agreement. During the three and six months ended June 30, 2023, the Company made cash distributions of $1.3 million and $9.6 million, respectively, for tax liabilities to MLSH 1 under this agreement.
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

The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Nucleic Acid Production	$58,483	$53,265	$104,499	$114,716
Biologics Safety Testing	14,917	15,651	33,080	33,225
Total reportable segments’ revenue	$73,400	$68,916	137,579	147,941
Intersegment eliminations	—	(2)	—	(2)
Total	$73,400	$68,914	$137,579	$147,939

Segment adjusted EBITDA:
Nucleic Acid Production	$21,301	$14,192	$31,389	$42,065
Biologics Safety Testing	9,445	10,315	23,371	24,061
Total reportable segments’ adjusted EBITDA	30,746	24,507	54,760	66,126
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,869)	(6,852)	(13,738)	(13,617)
Depreciation	(5,556)	(2,815)	(10,342)	(4,895)
Interest expense	(11,939)	(7,022)	(22,803)	(18,855)
Interest income	7,086	6,791	14,296	12,836
Corporate costs, net of eliminations	(13,829)	(15,430)	(30,048)	(33,251)
Other adjustments:
Acquisition contingent consideration	1,195	2,316	1,195	2,316
Acquisition integration costs	(1,224)	(3,466)	(3,722)	(5,930)
Stock-based compensation	(13,763)	(9,272)	(25,820)	(15,259)
Merger and acquisition related expenses	—	(371)	(30)	(3,662)
Acquisition related tax adjustment	(2,554)	(1,620)	(2,441)	(1,447)
Tax Receivable Agreement liability adjustment	—	101	—	(1,335)
Restructuring costs (1)	8	—	(11)	—
Other	(228)	(231)	(632)	(914)
Loss before income taxes	(16,927)	(13,364)	(39,336)	(17,887)
Income tax benefit	2,435	1,421	2,164	4,596
Net loss	$(14,492)	$(11,943)	$(37,172)	$(13,291)
___________________
(1)For the three months ended June 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024, we employed a team of over 580 full-time employees, approximately 27% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 44.0% and 47.7% for the three and six months ended June 30, 2024, respectively. The percentage of our total revenue derived from customers in North America was 49.8% and 50.6% for the three and six months ended June 30, 2023, respectively.
We generated revenue of $73.4 million and $137.6 million for the three and six months ended June 30, 2024, respectively, and $68.9 million and $147.9 million for the three and six months ended June 30, 2023, respectively.
Total revenue by segment was $58.5 million in Nucleic Acid Production and $14.9 million in Biologics Safety Testing for the three months ended June 30, 2024, compared to $53.3 million and $15.6 million, respectively, for the three months ended June 30, 2023.
Total revenue by segment was $104.5 million in Nucleic Acid Production and $33.1 million in Biologics Safety Testing for the six months ended June 30, 2024, compared to $114.7 million and $33.2 million, respectively, for the six months ended June 30, 2023.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $40.6 million and $81.4 million for the three and six months ended June 30, 2024, respectively, and $35.4 million and $74.0 million for the three and six months ended June 30, 2023, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $5.3 million and $10.3 million for the three and six months ended June 30, 2024, respectively, and $4.2 million and $8.3 million for the three and six months ended June 30, 2023, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
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
Adjusted EBITDA is a non-GAAP financial performance measure that we define as net loss adjusted for interest, provision for income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe this performance measure is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons of performance on a consistent basis across reporting periods. Further, we believe this performance measure is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under the Credit Agreement that governs our ability to access more than $63.0 million in aggregate letters of credit and available borrowings under the Revolving Credit Facility. In addition, if we borrow more than $63.0 million under the Revolving Credit Facility, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Credit Agreement” below for a discussion of this financial covenant.
Adjusted EBITDA is not a GAAP-based measure and, therefore, may have limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA do not reflect:
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

In addition, Adjusted EBITDA is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures used by other companies in our industry or across different industries.
Components of Results of Operations
Revenue
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $73.4 million and $137.6 million for the three and six months ended June 30, 2024, respectively, and $68.9 million and $147.9 million for the three and six months ended June 30, 2023, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and six months ended June 30, 2024 and 2023.
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
Restructuring
For the six months ended June 30, 2024, restructuring costs (benefit) primarily consisted of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from a Cost Realignment Plan, which was implemented in November 2023.
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of June 30, 2024, we held approximately 56.1% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.9% of the outstanding LLC Units of Topco LLC.
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

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands, except per share amounts)
Revenue	$73,400	$68,914	6.5%
Operating expenses:
Cost of revenue (1)	38,271	43,273	(11.6)%
Selling, general and administrative (1)	40,556	35,377	14.6%
Research and development (1)	5,284	4,194	26.0%
Change in estimated fair value of contingent consideration	(1,195)	(2,316)	(48.4)%
Restructuring (1)	(4)	—	*
Total operating expenses	82,912	80,528	3.0%
Loss from operations	(9,512)	(11,614)	(18.1)%
Other income (expense), net	(7,415)	(1,750)	323.7%
Loss before income taxes	(16,927)	(13,364)	26.7%
Income tax benefit	(2,435)	(1,421)	71.4%
Net loss	(14,492)	(11,943)	21.3%
Net loss attributable to non-controlling interests	(6,907)	(5,402)	27.9%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(7,585)	$(6,541)	16.0%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.05)	$(0.05)
Weighted average number of Class A common shares outstanding, basic and diluted	135,842	131,864

Adjusted EBITDA (Non-GAAP financial measure)	$16,917	$9,077

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands, except per share amounts)
Revenue	$137,579	$147,939	(7.0)%
Operating expenses:
Cost of revenue (1)	76,606	76,949	(0.4)%
Selling, general and administrative (1)	81,441	74,048	10.0%
Research and development (1)	10,316	8,339	23.7%
Change in estimated fair value of contingent consideration	(1,195)	(2,316)	(48.4)%
Restructuring (1)	(1,216)	—	*
Total operating expenses	165,952	157,020	5.7%
Loss from operations	(28,373)	(9,081)	212.4%
Other income (expense), net	(10,963)	(8,806)	24.5%
Loss before income taxes	(39,336)	(17,887)	119.9%
Income tax benefit	(2,164)	(4,596)	(52.9)%
Net loss	(37,172)	(13,291)	179.7%
Net loss attributable to non-controlling interests	(17,509)	(6,683)	162.0%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(19,663)	$(6,608)	197.6%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.15)	$(0.05)
Weighted average number of Class A common shares outstanding, basic and diluted	134,088	131,802

Adjusted EBITDA (Non-GAAP financial measure)	$24,712	$32,875
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	Change
Cost of revenue	$2,700	$2,168	24.5%
Selling, general and administrative	9,800	6,351	54.3%
Research and development	1,259	753	67.2%
Restructuring	4	—	*
Total stock-based compensation expense	$13,763	$9,272	48.4%

	Six Months Ended June 30,
	2024	2023	Change
Cost of revenue	$5,331	$3,507	52.0%
Selling, general and administrative	19,300	10,553	82.9%
Research and development	2,416	1,199	101.5%
Restructuring	(1,227)	—	*
Total stock-based compensation expense	$25,820	$15,259	69.2%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Nucleic Acid Production	$58,483	$53,265	9.8%	79.7%	77.3%
Biologics Safety Testing	14,917	15,649	(4.7)%	20.3%	22.7%
Total revenue	$73,400	$68,914	6.5%	100.0%	100.0%

	Six Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Nucleic Acid Production	$104,499	$114,716	(8.9)%	76.0%	77.5%
Biologics Safety Testing	33,080	33,223	(0.4)%	24.0%	22.5%
Total revenue	$137,579	$147,939	(7.0)%	100.0%	100.0%
Comparison of Three Months Ended June 30, 2024 and 2023
Total revenue was $73.4 million for the three months ended June 30, 2024 compared to $68.9 million for the three months ended June 30, 2023, representing an increase of $4.5 million, or 6.5%.
Nucleic Acid Production revenue increased from $53.3 million for the three months ended June 30, 2023 to $58.5 million for the three months ended June 30, 2024, representing an increase of $5.2 million, or 9.8%. The increase in Nucleic Acid Production revenue was primarily driven by higher demand for GMP CleanCap analogs, GMP mRNA, and our Glen Research product portfolio.
Biologics Safety Testing revenue decreased from $15.6 million for the three months ended June 30, 2023 to $14.9 million for the three months ended June 30, 2024, representing a decrease of $0.7 million, or 4.7%. The decrease from the prior year was primarily due to lower demand trends in China.
Comparison of Six Months Ended June 30, 2024 and 2023
Total revenue was $137.6 million for the six months ended June 30, 2024 compared to $147.9 million for the six months ended June 30, 2023, representing a decrease of $10.4 million, or 7.0%.
Nucleic Acid Production revenue decreased from $114.7 million for the six months ended June 30, 2023 to $104.5 million for the six months ended June 30, 2024, representing a decrease of $10.2 million, or 8.9%. The decrease in Nucleic Acid Production revenue was primarily due to lower demand in research and discovery products and timing of GMP-related mRNA builds for customers.
Biologics Safety Testing revenue decreased from $33.2 million for the six months ended June 30, 2023 to $33.1 million for the six months ended June 30, 2024, representing a decrease of $0.1 million, or 0.4%, which was not significant.
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
As of June 30, 2024, all of our long-lived assets were located within the United States.

The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Nucleic Acid Production	$58,483	$53,265	$104,499	$114,716
Biologics Safety Testing	14,917	15,651	33,080	33,225
Total reportable segments’ revenue	73,400	68,916	137,579	147,941
Intersegment eliminations	—	(2)	—	(2)
Total	$73,400	$68,914	$137,579	$147,939

Segment adjusted EBITDA:
Nucleic Acid Production	$21,301	$14,192	$31,389	$42,065
Biologics Safety Testing	9,445	10,315	23,371	24,061
Total reportable segments’ adjusted EBITDA	30,746	24,507	54,760	66,126
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,869)	(6,852)	(13,738)	(13,617)
Depreciation	(5,556)	(2,815)	(10,342)	(4,895)
Interest expense	(11,939)	(7,022)	(22,803)	(18,855)
Interest income	7,086	6,791	14,296	12,836
Corporate costs, net of eliminations	(13,829)	(15,430)	(30,048)	(33,251)
Other adjustments:
Acquisition contingent consideration	1,195	2,316	1,195	2,316
Acquisition integration costs	(1,224)	(3,466)	(3,722)	(5,930)
Stock-based compensation	(13,763)	(9,272)	(25,820)	(15,259)
Merger and acquisition related expenses	—	(371)	(30)	(3,662)
Acquisition related tax adjustment	(2,554)	(1,620)	(2,441)	(1,447)
Tax Receivable Agreement liability adjustment	—	101	—	(1,335)
Restructuring costs (1)	8	—	(11)	—
Other	(228)	(231)	(632)	(914)
Loss before income taxes	(16,927)	(13,364)	(39,336)	(17,887)
Income tax benefit	2,435	1,421	2,164	4,596
Net loss	$(14,492)	$(11,943)	$(37,172)	$(13,291)
___________________
(1)For the three months ended June 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for each of the three and six months ended June 30, 2024 and 2023.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,492)	$(11,943)	$(37,172)	$(13,291)
Add:
Amortization	6,869	6,852	13,738	13,617
Depreciation	5,556	2,815	10,342	4,895
Interest expense	11,939	7,022	22,803	18,855
Interest income	(7,086)	(6,791)	(14,296)	(12,836)
Income tax benefit	(2,435)	(1,421)	(2,164)	(4,596)
EBITDA	351	(3,466)	(6,749)	6,644
Acquisition contingent consideration (1)	(1,195)	(2,316)	(1,195)	(2,316)
Acquisition integration costs (2)	1,224	3,466	3,722	5,930
Stock-based compensation (3)	13,763	9,272	25,820	15,259
Merger and acquisition related expenses (4)	—	371	30	3,662
Acquisition related tax adjustment (5)	2,554	1,620	2,441	1,447
Tax Receivable Agreement liability adjustment (6)	—	(101)	—	1,335
Restructuring costs (7)	(8)	—	11	—
Other (8)	228	231	632	914
Adjusted EBITDA	$16,917	$9,077	$24,712	$32,875
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
(5)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022.
(6)Refers to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
(7)Refers to restructuring costs (benefit) associated with the Cost Realignment Plan, which was implemented in November 2023. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item. For the three months ended June 30, 2024, such amount was immaterial.
(8)For the three and six months ended June 30, 2024, refers to severance payments, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, and other non-recurring costs. For the three and six months ended June 30, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, certain working capital and other adjustments related to the acquisition of MyChem, and other non-recurring costs.

Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Cost of revenue	$38,271	$43,273	(11.6)%	52.1%	62.8%
Selling, general and administrative	40,556	35,377	14.6%	55.3%	51.3%
Research and development	5,284	4,194	26.0%	7.2%	6.1%
Change in estimated fair value of contingent consideration	(1,195)	(2,316)	(48.4)%	(1.6)%	(3.3)%
Restructuring	(4)	—	*	0.0%	—%
Total operating expenses	$82,912	$80,528	3.0%	113.0%	116.9%

	Six Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Cost of revenue	$76,606	$76,949	(0.4)%	55.7%	52.0%
Selling, general and administrative	81,441	74,048	10.0%	59.2%	50.1%
Research and development	10,316	8,339	23.7%	7.5%	5.6%
Change in estimated fair value of contingent consideration	(1,195)	(2,316)	(48.4)%	(0.9)%	(1.6)%
Restructuring	(1,216)	—	*	(0.9)%	—%
Total operating expenses	$165,952	$157,020	5.7%	120.6%	106.1%
____________________
*Not meaningful
Cost of Revenue
Comparison of Three Months Ended June 30, 2024 and 2023
Cost of revenue decreased by $5.0 million from $43.3 million for the three months ended June 30, 2023 to $38.3 million for the three months ended June 30, 2024, or 11.6%. The decrease in cost of revenue was primarily attributable to a decrease of $8.7 million due to lower direct labor and overhead expense absorption and a decrease of $1.7 million in personnel costs primarily driven by a decrease in retention payment expense associated with the acquisition of MyChem. These decreases were partially offset by increases of $2.9 million in direct product costs, $0.7 million in depreciation expense, $0.7 million in supplies and materials, $0.5 million in stock-based compensation expense, and $0.3 million in facilities costs.
Gross profit margin increased by 10.7% from 37.2% for the three months ended June 30, 2023 to 47.9% for the three months ended June 30, 2024. The increase in the gross profit margin was primarily attributable to an overall decrease in the cost of revenue as a percentage of sales as the result of lower personnel costs and lower direct labor and overhead expense absorption incurred into cost of revenue in the period.
Comparison of Six Months Ended June 30, 2024 and 2023
Cost of revenue decreased by $0.3 million from $76.9 million for the six months ended June 30, 2023 to $76.6 million for the six months ended June 30, 2024, or 0.4%. The decrease in cost of revenue from the prior year was not significant.
Gross profit margin decreased by 3.7% from 48.0% for the six months ended June 30, 2023 to 44.3% for the six months ended June 30, 2024. The decrease in the gross profit margin was primarily attributable to an overall increase in the cost of revenue as a percentage of sales as the result of higher supplies and materials, higher stock-based compensation expense, higher depreciation expense, and lower manufacturing throughput and related absorption which increased the overall direct labor and overhead expenses incurred into cost of revenue in the period.

Selling, General and Administrative
Comparison of Three Months Ended June 30, 2024 and 2023
Selling, general and administrative expenses increased by $5.2 million from $35.4 million for the three months ended June 30, 2023 to $40.6 million for the three months ended June 30, 2024, or 14.6%. The increase was primarily driven by increases of $3.4 million in stock-based compensation expense and $2.0 million in depreciation expense driven by new facilities and an increase in assets placed in service during the current year.
Comparison of Six Months Ended June 30, 2024 and 2023
Selling, general and administrative expenses increased by $7.4 million from $74.0 million for the six months ended June 30, 2023 to $81.4 million for the six months ended June 30, 2024, or 10.0%. The increase was primarily driven by increases of $8.7 million in stock-based compensation expense, $4.5 million in depreciation expense driven by new facilities and an increase in assets placed in service during the current year, and $0.4 million in certain adjustments related to the acquisition of MyChem recognized in the prior period. These were partially offset by a decrease of $6.8 million in professional service fees driven by consulting services incurred in the prior period primarily related to merger and acquisition related expenses and contract services.
Research and Development
Comparison of Three Months Ended June 30, 2024 and 2023
Research and development expenses increased by $1.1 million from $4.2 million for the three months ended June 30, 2023 to $5.3 million for the three months ended June 30, 2024, or 26.0%. The increase in expenses compared to the prior year was primarily driven by increases of $0.9 million in supplies and materials primarily for chemicals, $0.5 million in stock-based compensation expense, and $0.4 million for professional service fees for external analytic studies. These were partially offset by a decrease of $0.7 million in personnel costs.
Comparison of Six Months Ended June 30, 2024 and 2023
Research and development expenses increased by $2.0 million from $8.3 million for the six months ended June 30, 2023 to $10.3 million for the six months ended June 30, 2024, or 23.7%. The increase in expenses compared to the prior year was primarily driven by increases of $1.2 million in stock-based compensation expense and $0.9 million in professional service fees for external analytic studies.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three and Six Months Ended June 30, 2024 and 2023
The decrease in change in estimated fair value of contingent consideration of $1.1 million for the three and six months ended June 30, 2023 was due to a decrease in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Restructuring
Comparison of Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024, restructuring charges were not significant.
Comparison of Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from a Cost Realignment Plan, which was implemented in November 2023.

Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Interest expense	$(11,939)	$(7,022)	70.0%	(16.3)%	(10.2)%
Interest income	7,086	6,791	4.3%	9.7%	10.0%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	101	*	—%	0.1%
Other expense	(2,562)	(1,620)	58.1%	(3.5)%	(2.4)%
Total other expense	$(7,415)	$(1,750)	323.7%	(10.1)%	(2.5)%

	Six Months Ended June 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Interest expense	$(22,803)	$(18,855)	20.9%	(16.6)%	(12.8)%
Interest income	14,296	12,836	11.4%	10.4%	8.7%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(1,335)	*	—%	(0.9)%
Other expense	(2,456)	(1,452)	69.1%	(1.8)%	(1.0)%
Total other expense	$(10,963)	$(8,806)	24.5%	(8.0)%	(6.0)%
____________________
*Not meaningful
Comparison of Three Months Ended June 30, 2024 and 2023
Other expense was $1.8 million for the three months ended June 30, 2023 compared to $7.4 million for the three months ended June 30, 2024, representing an increase of $5.7 million, or 323.7%. The increase was primarily attributable to a $4.9 million increase in interest expense primarily due to changes in the fair value of our interest rate cap agreement. The increase was further driven by $0.9 million relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
Comparison of Six Months Ended June 30, 2024 and 2023
Other expense was $8.8 million for the six months ended June 30, 2023 compared to $11.0 million for the six months ended June 30, 2024, representing an increase of $2.2 million, or 24.5%. The increase in was primarily attributable to a $3.9 million increase in interest expense primarily due to changes in the fair value of our interest rate cap agreement and a higher effective interest rate. The increase was further driven by a $1.0 million adjustment to the indemnification asset recorded in connection with the acquisition of MyChem. These increases were offset by the change in payable to related parties pursuant to the Tax Receivable Agreement of $1.3 million in the prior year as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate, and a $1.5 million increase in interest income earned on our cash and cash equivalent balances, which included short-term investments in money market funds.
Relationship with GTCR, LLC (“GTCR”)
As of June 30, 2024, investment entities affiliated with GTCR collectively controlled approximately 52% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of the Board and all other corporate decisions.
We made distributions of $0.6 million during each of the three and six months ended June 30, 2024, and $1.3 million and $9.6 million during the three and six months ended June 30, 2023, respectively, for tax liabilities to MLSH 1, which is controlled by investment entities affiliates with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of June 30, 2024, our current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The impact of any activity for the fiscal year ending December 31, 2024, including any exchanges or changes to our estimated state tax rate, will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 when amounts are determinable. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We made payments of $42.6 million in the aggregate to MLSH 1 and MLSH 2 pursuant to the TRA during each of the three and six months ended June 30, 2023, of which $0.4 million was related to interest. No such payments were made during each of the three and six months ended June 30, 2024.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of June 30, 2024, we had cash and cash equivalents of $573.2 million and retained earnings of $266.1 million. We had positive cash flow from operations of $9.0 million for the six months ended June 30, 2024.
We have historically relied on revenue derived from product and services sales, and proceeds from equity and debt financings to fund our operations to date.
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
During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets and, therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that will result in a payment under the TRA. There have been no changes to our position from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The impact of any activity for the fiscal year ending December 31, 2024, including any exchanges or changes to our estimated state tax rate, will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 when amounts are determinable.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We made cash distributions of $0.6 million during each of the three and six months ended June 30, 2024, and cash distributions of $1.3 million and $9.6 million during the three and six months ended June 30, 2023, respectively, for tax liabilities to MLSH 1 under the LLC Operating Agreement.
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
As of June 30, 2024, the effective interest rate on the Term Loan was 8.33% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2024.
The Credit Agreement also provides availability under the Revolving Credit Facility for letters of credit with a limit of $20.0 million. As of June 30, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Term Loan requires mandatory quarterly principal payments of $1.4 million which began in March 2022, with all remaining outstanding principal due on maturity in October 2027.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million, or $63.0 million. The Company was in compliance with these covenants as of June 30, 2024.

Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC.
As of June 30, 2024, our current liability under the TRA was $7.1 million, representing 85% of the calculated tax savings we expect to utilize for the year ended December 31, 2023. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the Tax Receivable Agreement.
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
During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the TRA. There have been no changes to our position from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The impact of any activity for the fiscal year ending December 31, 2024, including any exchanges or changes to our estimated state tax rate, will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 when amounts are determinable.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$8,967	$104,268
Investing activities	(10,426)	(93,887)
Financing activities	(332)	(62,343)
Net decrease in cash and cash equivalents	$(1,791)	$(51,962)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $9.0 million, which was primarily attributable to non-cash depreciation and amortization of $24.1 million, non-cash amortization of operating lease right-of-use assets of $4.2 million, non-cash amortization of deferred financing costs of $1.5 million, and non-cash stock-based compensation of $25.8 million. These were partially offset by a net loss of $37.2 million, non-cash gain on the change in estimated fair value of contingent consideration of $1.2 million, and net cash outflow from the change in our operating assets and liabilities of $8.4 million, of which $19.4 million was driven by a decrease in accrued expenses and other current liabilities for the retention payments relating to the acquisition of MyChem.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $10.4 million, which was primarily comprised of cash outflows of $15.2 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $4.8 million.
Net cash used in investing activities for the six months ended June 30, 2023 was $93.9 million, which was primarily comprised of the net cash consideration paid for the acquisition of Alphazyme and cash outflows of $32.9 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $8.7 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $0.3 million, which was primarily attributable to $1.5 million of tax payments for shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $2.7 million of principal repayments of long-term debt, and $0.6 million of cash distributions for tax liabilities to MLSH 1, as required pursuant to the terms of the LLC Operating Agreement. These were partially offset by proceeds from the interest rate cap agreement of $4.7 million.
Net cash used in financing activities for the six months ended June 30, 2023 was $62.3 million, which was primarily attributable to $42.2 million of payments to MLSH 1 and MLSH 2 pursuant to the TRA, $9.7 million payment of an acquisition consideration holdback relating to the acquisition of MyChem, $9.6 million of distributions for tax liabilities to non-controlling interest holders, required pursuant to the terms of the LLC Operating Agreement, and $2.7 million of principal repayments of long-term debt. This was partially offset by proceeds from the interest rate cap agreement of $1.9 million.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2024 totaled $10.4 million, which is net of government funding under the Cooperative Agreement of $4.8 million. Capital expenditures for the year ending December 31, 2024 are projected to be approximately $30.0 million, which is net of anticipated government funding recognized. This primarily includes leasehold improvements and equipment primarily for the Flanders San Diego Facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$60,445	$10,357	$19,525	$17,399	$13,164
Finance leases (2)	32,871	3,377	7,060	7,490	14,944
Debt obligations (3)	530,400	5,440	10,880	514,080	—
TRA payments (4)	7,069	7,069	—	—	—
Unconditional purchase obligations (5)	2,000	2,000	—	—	—
Total	$632,785	$28,243	$37,465	$538,969	$28,108
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
(4)Reflects the estimated timing of the current TRA liability payment as of June 30, 2024. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.

(5)Represents firm purchase commitments to our suppliers. See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash distributions for owner tax liabilities are required under the terms of the LLC Operating Agreement. See Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of June 30, 2024, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first performance period which ended on December 31, 2023, it was determined that the defined revenue target was not achieved. Consequently, no payment for contingent consideration was made to the sellers of Alphazyme in 2024. As of June 30, 2024, we may be required to make contingent payments to the sellers of Alphazyme of up to $45.0 million for the remaining two performance periods. We may also be required to make certain retention payments of $9.3 million to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, if any, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2024, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of June 30, 2024, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $530.4 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of June 30, 2024. For the three and six months ended June 30, 2024, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.3 million and $2.7 million, respectively.
We had cash and cash equivalents of $573.2 million as of June 30, 2024. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 56.0% and 52.3% of our revenue for the three and six months ended June 30, 2024, respectively, was derived from international sales, primarily in Europe and Asia Pacific, all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 30, 2024, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, MLSH 1 exchanged 8,409,946 LLC Units of Topco LLC (paired with an equal number of shares of our Class B common stock) for an equal number of shares of our Class A common stock. The shares of our Class A common stock issued to MLSH 1 in the exchange were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.
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
Date: August 8, 2024