Form 10-Q
period 2024-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2024-11-12
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of November 7, 2024, 141,843,505 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•Our ability to protect the confidentiality of our proprietary information.
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
•Factors that could lead to future impairment of our goodwill and other amortizable intangible assets.
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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$578,157	$574,962
Accounts receivable, net	28,873	54,605
Inventory	50,409	51,397
Prepaid expenses and other current assets	21,659	18,948
Total current assets	679,098	699,912
Property and equipment, net	164,555	162,900
Goodwill	171,790	326,029
Intangible assets, net	201,858	220,987
Other assets	60,914	77,622
Total assets	$1,278,215	$1,487,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,494	$10,729
Accrued expenses and other current liabilities	38,498	60,237
Deferred revenue	1,834	3,360
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,225	7,069
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	750	633
Total current liabilities	63,241	87,468
Long-term debt, less current portion	516,283	518,707
Finance lease liabilities, less current portion	31,327	31,897
Other long-term liabilities	54,237	59,494
Total liabilities	665,088	697,566
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 141,589 and 132,228 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,416	1,322
Class B common stock, $0.01 par value - 300,000 shares authorized; 110,684 and 119,094 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,107	1,191
Additional paid-in capital	175,581	128,503
Retained earnings	167,036	285,737
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	345,140	416,753
Non-controlling interest	267,987	373,131
Total stockholders’ equity	613,127	789,884
Total liabilities and stockholders’ equity	$1,278,215	$1,487,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$65,200	$66,865	$202,779	$214,804
Operating expenses:
Cost of revenue	36,826	36,686	113,432	113,635
Selling, general and administrative	39,087	38,864	120,528	112,912
Research and development	4,344	4,347	14,660	12,686
Change in estimated fair value of contingent consideration	(178)	2,385	(1,373)	69
Goodwill impairment	154,239	—	154,239	—
Restructuring	(4)	—	(1,220)	—
Total operating expenses	234,314	82,282	400,266	239,302
Loss from operations	(169,114)	(15,417)	(197,487)	(24,498)
Other income (expense):
Interest expense	(13,634)	(11,637)	(36,437)	(30,492)
Interest income	7,071	7,432	21,367	20,268
Change in payable to related parties pursuant to the Tax Receivable Agreement	(39)	(1,007)	(39)	(2,342)
Other income (expense)	72	66	(2,384)	(1,386)
Loss before income taxes	(175,644)	(20,563)	(214,980)	(38,450)
Income tax expense (benefit)	311	(5,461)	(1,853)	(10,057)
Net loss	(175,955)	(15,102)	(213,127)	(28,393)
Net loss attributable to non-controlling interests	(76,917)	(8,640)	(94,426)	(15,323)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(99,038)	$(6,462)	$(118,701)	$(13,070)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.70)	$(0.05)	$(0.87)	$(0.10)
Weighted average number of Class A common shares outstanding, basic and diluted	141,555	131,930	136,595	131,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(175,955)	$(15,102)	$(213,127)	$(28,393)
Comprehensive loss attributable to non-controlling interests	(76,917)	(8,640)	(94,426)	(15,323)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(99,038)	$(6,462)	$(118,701)	$(13,070)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$266,074	$339,481	$776,414
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	100	1	—	—	(383)	—	—	(382)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	303	—	(303)	—
Stock-based compensation	—	—	—	—	7,324	—	5,726	13,050
Net loss	—	—	—	—	—	(99,038)	(76,917)	(175,955)
September 30, 2024	141,589	$1,416	110,684	$1,107	$175,581	$167,036	$267,987	$613,127

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Effect of exchange of LLC Units	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	951	10	—	—	(1,938)	—	—	(1,928)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,928	—	(1,928)	—
Stock-based compensation	—	—	—	—	21,084	—	17,786	38,870
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(118,701)	(94,426)	(213,127)
September 30, 2024	141,589	$1,416	110,684	$1,107	$175,581	$167,036	$267,987	$613,127

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2023	131,901	$1,319	119,094	$1,191	$119,903	$398,158	$377,067	$897,638
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	44	—	—	—	(242)	—	—	(242)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	178	—	(178)	—
Stock-based compensation	—	—	—	—	5,249	—	4,738	9,987
Net loss	—	—	—	—	—	(6,462)	(8,640)	(15,102)
September 30, 2023	131,945	$1,319	119,094	$1,191	$125,088	$391,696	$372,987	$892,281

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(26,348)	—	26,392	(2)
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	253	2	—	—	(208)	—	—	(206)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	493	—	(493)	—
Stock-based compensation	—	—	—	—	13,253	—	11,993	25,246
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(9,607)	(9,607)
Net loss	—	—	—	—	—	(13,070)	(15,323)	(28,393)
September 30, 2023	131,945	$1,319	119,094	$1,191	$125,088	$391,696	$372,987	$892,281
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(213,127)	$(28,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,386	8,966
Amortization of intangible assets	20,629	20,487
Amortization of operating lease right-of-use assets	6,324	6,348
Amortization of deferred financing costs	2,238	2,186
Stock-based compensation expense	38,870	25,246
Deferred income taxes	—	(9,808)
Change in estimated fair value of contingent consideration	(1,373)	69
Goodwill impairment	154,239	—
Revaluation of liabilities under the Tax Receivable Agreement	39	2,342
Other	1,478	(4,474)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	25,704	93,180
Inventory	50	2,833
Prepaid expenses and other current and noncurrent assets	970	1,761
Accounts payable	(1,531)	3,625
Accrued expenses and other current liabilities	(21,118)	8,962
Deferred revenue	(1,526)	(558)
Other long-term liabilities	(5,149)	(14,338)
Net cash provided by operating activities	22,103	118,434
Investing activities:
Cash paid for acquisition of a business, net of cash acquired	—	(69,622)
Purchases of property and equipment	(23,809)	(48,754)
Proceeds from government assistance allocated to property and equipment	5,424	8,969
Purchase of technology	(1,000)	—
Net cash used in investing activities	(19,385)	(109,407)
Financing activities:
Distributions for tax liabilities to non-controlling interest holder	(572)	(9,607)
Principal repayments of long-term debt	(4,080)	(4,080)
Payments of finance lease liabilities	(453)	(190)
Proceeds from interest rate cap agreement	7,062	3,845
Payment of acquisition consideration holdback	—	(9,706)
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	—	(35,661)
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	—	(6,492)
(Taxes paid for shares withheld) proceeds from issuance of Class A common stock under employee equity plans, net	(1,480)	331
Net cash provided by (used in) financing activities	477	(61,560)
Net increase (decrease) in cash and cash equivalents	3,195	(52,533)
Cash and cash equivalents, beginning of period	574,962	632,138
Cash and cash equivalents, end of period	$578,157	$579,605

	Nine Months Ended September 30,
	2024	2023

Supplemental cash flow information:
Cash paid for interest	$35,866	$32,188
Cash paid (refunded) for income taxes, net	$644	$(3,077)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,805	$3,703
Purchase of technology included in accrued expenses	$500	$—
Accrued receivable for capital expenditures to be reimbursed under a government contract	$1,410	$3,528
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$32,862
Right-of-use assets obtained in exchange for operating lease liabilities	$1,287	$3,931
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$5,289
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 11), the realizability of our net deferred tax assets, and the valuation of goodwill and intangible assets. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2023 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of September 30, 2024 or December 31, 2023.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $2.9 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively. Contract liabilities are expected to be recognized as revenue within the next twelve months.

Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$27,703	$6,988	$34,691
Europe, the Middle East and Africa	3,987	3,477	7,464
Asia Pacific	18,210	4,710	22,920
Latin and Central America	47	78	125
Total revenue	$49,947	$15,253	$65,200

	Nine Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$79,417	$20,962	$100,379
Europe, the Middle East and Africa	22,325	12,050	34,375
Asia Pacific	52,536	14,937	67,473
Latin and Central America	168	384	552
Total revenue	$154,446	$48,333	$202,779

	Three Months Ended September 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$27,893	$6,622	$34,515
Europe, the Middle East and Africa	3,703	3,919	7,622
Asia Pacific	19,601	5,022	24,623
Latin and Central America	31	74	105
Total revenue	$51,228	$15,637	$66,865

	Nine Months Ended September 30, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$88,961	$20,392	$109,353
Europe, the Middle East and Africa	21,345	12,418	33,763
Asia Pacific	55,495	15,820	71,315
Latin and Central America	143	230	373
Total revenue	$165,944	$48,860	$214,804
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
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of September 30, 2024, we held approximately 56.1% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.9% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on the condensed consolidated balance sheet as of September 30, 2024. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

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
Exchange of Topco LLC Units and Block Trade
In May 2024, MLSH 1 exchanged 8,409,946 LLC Units of Topco LLC (paired with an equal number of shares of our Class B common stock) for 8,409,946 shares of the Company’s Class A common stock. Upon receipt by the Company, the shares of our Class B common stock were subsequently cancelled and retired. Following the exchange, MLSH 1 and MLSH 2 sold an aggregate of 9,940,974 shares of our Class A common stock in a block trade (“May 2024 Block Trade”).
The Company did not receive any of the proceeds from the sale of shares of our Class A common stock by either MLSH 1 or MLSH 2, but did incur costs associated with the May 2024 Block Trade, which were not significant.
During the three months ended September 30, 2024 and three and nine months ended September 30, 2023, MLSH 1 did not exchange any Paired Interests.
Payments pursuant to Topco LLC Operating Agreement
The Topco LLC Operating Agreement entered into at the time of the Organizational Transactions includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. Cash distributions of $0.6 million and $9.6 million for tax liabilities were made to MLSH 1 during the nine months ended September 30, 2024 and 2023, respectively. No such cash distributions were made during the three months ended September 30, 2024 and 2023.
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
The allowance for credit losses was approximately $0.8 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively. There were $0.7 million of write-offs of accounts receivable during the nine months ended September 30, 2024. Write-offs of accounts receivable were not significant during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023. Recoveries were not significant during both the three and nine months ended September 30, 2024. There were no recoveries during the three months ended September 30, 2023 and $0.5 million of recoveries during the nine months ended September 30, 2023.
Goodwill
Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed for impairment. Goodwill is allocated to the Company’s reporting units, which are components of its business for which discrete cash flow information is available one level below its operating segment. The Company conducts a goodwill impairment analysis at least annually and more frequently if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their respective carrying amount. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of goodwill is less than its carrying amount (the qualitative impairment test). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative impairment test, the Company then performs a quantitative impairment test.
The quantitative impairment test is performed using a one-step process. The process is to compare the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit. During the three months ended September 30, 2024, the Company performed a quantitative impairment test and recognized goodwill impairment of $154.2 million (see Note 3).
Intangible Assets
The Company’s finite-lived intangible assets represent purchased intangible assets and primarily consist of trade names, customer relationships, patents, and developed technology. Certain criteria are used in determining whether finite-lived intangible assets acquired in a business combination must be recognized and reported separately. Finite-lived intangible assets are initially recognized at fair value, are subject to amortization and are subsequently recorded at amortized cost. The Company’s finite-lived intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are intended to be consumed or otherwise used. If that pattern cannot be reliably determined, the respective finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to patents and developed technology is allocated to cost of revenue whereas amortization associated with trade names and customer relationships is allocated to selling, general and administrative expenses.
Impairment of Long-Lived and Intangible Assets
The Company periodically reviews long-lived assets, including property and equipment, right-of-use lease assets and finite-lived intangible assets, to determine whether current events or circumstances may indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value of the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the respective assets. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No impairment loss was recognized by the Company for any long-lived or intangible assets for any period presented in this report.
If the Company determines that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life.
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
As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2024	December 31, 2023
	2024	2023	2024	2023
Nacalai USA, Inc.	22.5%	22.9%	19.5%	18.5%	*	27.3%
CureVac N.V.	*	*	*	*	*	13.0%
____________________
*Less than 10%
For the three and nine months ended September 30, 2024 and 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment.
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
For the three months ended September 30, 2024, restructuring charges were not significant. For the nine months ended September 30, 2024, restructuring charges primarily consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan. The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows for the period presented (in thousands):

	Nine Months Ended September 30, 2024
	Severance and Other Employee Costs (Reversals)	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Nucleic Acid Production	$(17)	$(812)	$(20)	$(849)
Corporate	52	(409)	(14)	(371)
Total	$35	$(1,221)	$(34)	$(1,220)
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Balance as of December 31, 2023	$2,543	$—	$271	$2,814
Charges (benefit)	35	(1,221)	(34)	(1,220)
Non-cash benefit	—	1,221	—	1,221
Cash payments	(2,542)	—	(237)	(2,779)
Balance as of September 30, 2024	$36	$—	$—	$36
3.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the nine months ended September 30, 2024 (in thousands):

	Nucleic Acid Production (1)	Biologics Safety Testing (2)	Total
Balance as of December 31, 2023	$206,101	$119,928	$326,029
Impairment	(154,239)	—	(154,239)
Balance as of September 30, 2024	$51,862	$119,928	$171,790
____________________
(1)The Nucleic Acid Production segment had accumulated goodwill impairment of $154.2 million as of September 30, 2024. There had been no accumulated goodwill impairment as of December 31, 2023.
(2)The Biologics Safety Testing segment had no accumulated goodwill impairment as of September 30, 2024 or December 31, 2023.
As of September 30, 2024 and December 31, 2023, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment. During the three and nine months ended September 30, 2024, the Company recorded goodwill impairment of $154.2 million related to the TriLink reporting unit, which is contained in the Nucleic Acid Production segment.
In connection with preparing its financial statements for the quarter ended September 30, 2024, the Company tested its reporting units for potential goodwill impairment in response to impairment indicators identified during the Company’s forecasting process. During the quarter ended September 30, 2024, the Company revised its long-term forecast to reflect lower projected near term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. The Company performed a quantitative goodwill impairment test on each of its four reporting units.
The Company performed the impairment test using a combination of the income and the market approach to determine whether the fair value of each reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, revenue growth rate assumptions (including terminal growth rates) and operating margin percentages. Discount rates were determined using a weighted average cost of capital specific to each reporting unit and other market and industry data. For TriLink, the selected discount rate was 10.5%. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on its interim quantitative assessment, the Company concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, the Company recorded goodwill impairment of $154.2 million on the condensed consolidated statements of operations, which was the entire goodwill balance at the reporting unit. No impairment was recorded for the Company’s remaining three reporting units, as each of their fair values exceeded their respective carrying values.
Intangible Assets
In conjunction with the goodwill impairment test, the Company also evaluated the recoverability of its long-lived assets (including finite-lived intangible assets). The Company performed the impairment test by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Based on the interim impairment test, it was determined that the carrying value of the assets did not exceed their respective current and expected future cash flows, on an undiscounted basis. As a result, no impairment for long-lived assets (including finite-lived intangible assets) was recorded.
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)	(in years)
Trade Names	$7,800	$(6,729)	$1,071	3 - 10	2.2
Patents and Developed Technology	321,149	(128,575)	192,574	10- 14	8.3
Customer Relationships	22,313	(14,100)	8,213	10 - 12	5.3
Total	$351,262	$(149,404)	$201,858		8.1

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,369)	$1,431	3 - 10	2.8
Patents and Developed Technology	319,649	(109,800)	209,849	10- 14	8.9
Customer Relationships	22,313	(12,606)	9,707	10 - 12	5.9
Total	$349,762	$(128,775)	$220,987		8.7
The Company recognized $6.2 million and $18.7 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company recognized $6.2 million and $18.5 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.7 million and $2.0 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2024, respectively. Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.7 million and $2.0 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the estimated future amortization expense for finite-lived intangible assets was as follows (in thousands):

2024 (remaining three months)	$6,901
2025	27,460
2026	27,223
2027	26,207
2028	25,987
Thereafter	88,080
Total estimated amortization expense	$201,858
4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$415,689	$—	$—	$415,689
Interest rate cap, current	—	3,518	—	3,518
Total assets	$415,689	$3,518	$—	$419,207

Liabilities
Contingent consideration, non-current	$—	$—	$630	$630

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,685	$—	$—	$418,685
Interest rate cap, non-current	—	8,559	—	8,559
Total assets	$418,685	$8,559	$—	$427,244

Liabilities
Current portion of contingent consideration	$—	$—	$131	$131
Contingent consideration, non-current	—	—	1,872	1,872
Total liabilities	$—	$—	$2,003	$2,003
Contingent Consideration
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million (the “Performance Payments”), subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the performance periods, with the first payment (to the extent earned) due in 2024. For the first performance period which ended on December 31, 2023, it was determined that the defined revenue target was not achieved. Consequently, no payment for contingent consideration was made to the sellers of Alphazyme in 2024. As of

September 30, 2024, the Company may be required to make contingent payments to the sellers of Alphazyme of up to $45.0 million for the remaining two performance periods.
This contingent consideration liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded decreases of $0.2 million and $1.4 million, respectively, in the estimated fair value of contingent consideration. These decreases were due to changes in estimates associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme Securities Purchase Agreement.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$2,003
Change in estimated fair value of contingent consideration	(1,373)
Balance as of September 30, 2024	$630
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$16,665	$19,338
Work-in-process	10,748	12,680
Finished goods	22,996	19,379
Total inventory	$50,409	$51,397
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Employee related	$14,828	$12,905
Accrued interest payable	9,004	9,202
Operating lease liabilities, current portion	7,275	6,780
Professional services	2,269	2,277
Accrued property and equipment	1,124	632
Customer deposits	1,038	2,156
Sales and use tax liability	779	1,001
Accrued restructuring costs	36	2,814
Accrued MyChem Retention Payments, current portion	—	19,446
Other	2,145	3,024
Total accrued expenses and other current liabilities	$38,498	$60,237
6.Government Assistance
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
During the three and nine months ended September 30, 2024, the Company received $0.6 million and $5.4 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company received $0.3 million and $9.0 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. As of September 30, 2024, the Company has recorded a receivable of $1.4 million within prepaid expenses and other current assets, with an equal offset to property and equipment.
7.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $1.5 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. Amounts purchased under these obligations totaled $0.3 million and $2.7 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, future minimum commitments under these obligations were as follows (in thousands):

2024 (remaining three months)	$1,234
2025	590
2026	390
2027	8
Total	$2,222
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
As of September 30, 2024, the effective interest rate on the Term Loan was 8.28% per annum.
The Credit Agreement also provides availability under the Revolving Credit Facility for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of September 30, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
As of September 30, 2024, unamortized debt issuance costs totaled $0.8 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million, or $63.0 million. The Company was in compliance with these covenants as of September 30, 2024.
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
The interest rate cap agreement has not been designated as a hedging relationship and has been recognized on the condensed consolidated balance sheet at fair value of $3.5 million within prepaid expenses and other current assets with changes in fair value recognized within interest expense in the condensed consolidated statements of operations. Proceeds from the interest rate cap agreement are reflected in cash flows used in financing activities in the condensed consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Term Loan	$529,040	$533,120
Unamortized debt issuance costs	(7,317)	(8,973)
Total long-term debt	521,723	524,147
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$516,283	$518,707
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2024 (remaining three months)	$1,360
2025	5,440
2026	5,440
2027	516,800
Total long-term debt	$529,040
9.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three and nine months ended September 30, 2024 and 2023.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(175,955)	$(15,102)	$(213,127)	$(28,393)
Less: loss attributable to common non-controlling interests	76,917	8,640	94,426	15,323
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(99,038)	$(6,462)	$(118,701)	$(13,070)

Weighted average Class A common shares outstanding	141,555	131,930	136,595	131,845

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.70)	$(0.05)	$(0.87)	$(0.10)
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
The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	1,870	3,768	2,233	3,209
Stock options	4,008	4,524	4,008	4,524
Shares estimated to be purchased under the employee stock purchase plan	286	9	197	8
Shares of Class B common stock	110,684	119,094	110,684	119,094
Total	116,848	127,395	117,122	126,835
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units (“PSUs”) outstanding that did not meet the market and performance conditions as of September 30, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of September 30, 2024 and 2023. These share amounts were also excluded from the potentially dilutive securities in the table above.
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
The following table summarizes the Company’s income tax expense (benefit) and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(175,644)	$(20,563)	$(214,980)	$(38,450)
Income tax expense (benefit)	$311	$(5,461)	$(1,853)	$(10,057)
Effective tax rate	(0.2)%	26.6%	0.9%	26.2%
The Company’s effective tax rate of (0.2)% and 0.9% for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to statute expiration.
The Company’s effective tax rate of 26.6% and 26.2% for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the loss associated with the non-controlling interest, changes to the Company’s deferred tax assets due to changes in estimates associated with its state income tax rate, and the release of a previous uncertain tax position due to statute expiration.
As of September 30, 2024 and December 31, 2023, the Company had $3.4 million and $5.2 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. During the nine months ended September 30, 2024, the Company recognized $(1.8) million, as a component of income tax expense (benefit), primarily due to statute expiration. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, including $0.2 million recognized during the nine months ended September 30, 2024.
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
During the three months ended September 30, 2024, Topco LLC did not pay tax distributions to its owners. During the nine months ended September 30, 2024, Topco LLC paid tax distributions of $1.3 million to its owners, including $0.7 million to the Company.
During the three months ended September 30, 2023, Topco LLC did not pay tax distributions to its owners. During the nine months ended September 30, 2023, Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to the Company.

As of September 30, 2024, no amounts for tax distributions had been accrued as such payments, if any, are made during the period.
11.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Executive Chairman of the Board, Chief Financial Officer (“CFO”) and General Counsel are also executives of MLSH 1 and MLSH 2.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2023. As of September 30, 2024, the current liability under the TRA was $7.2 million.
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
As of December 31, 2023, our liability under the TRA was $7.1 million, payable to MLSH 1 and MLSH 2, representing approximately 85% of the calculated tax savings based on our estimate of taxable income for the year ended December 31, 2023. As of September 30, 2024, our liability under the TRA was $7.2 million.
We made payments of $42.6 million in the aggregate to MLSH 1 and MLSH 2 pursuant to the TRA during the nine months ended September 30, 2023, of which $0.4 million was related to interest. No such payments were made during the three months ended September 30, 2023 or the three and nine months ended September 30, 2024.
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

Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the nine months ended September 30, 2024 and 2023, the Company made cash distributions of $0.6 million and $9.6 million, respectively, for tax liabilities to MLSH 1 under this agreement. No such cash distributions were made during the three months ended September 30, 2024 and 2023.
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

The following schedule includes revenue and adjusted EBITDA for each of the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Nucleic Acid Production	$49,947	$51,228	$154,446	$165,944
Biologics Safety Testing	15,253	15,638	48,333	48,863
Total reportable segments’ revenue	$65,200	$66,866	202,779	214,807
Intersegment eliminations	—	(1)	—	(3)
Total	$65,200	$66,865	$202,779	$214,804

Segment adjusted EBITDA:
Nucleic Acid Production	$15,456	$16,591	$46,845	$58,656
Biologics Safety Testing	10,928	11,246	34,299	35,307
Total reportable segments’ adjusted EBITDA	26,384	27,837	81,144	93,963
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,891)	(6,870)	(20,629)	(20,487)
Depreciation	(5,044)	(4,071)	(15,386)	(8,966)
Interest expense	(13,634)	(11,637)	(36,437)	(30,492)
Interest income	7,071	7,432	21,367	20,268
Corporate costs, net of eliminations	(13,645)	(15,937)	(43,693)	(49,188)
Other adjustments:
Acquisition contingent consideration	178	(2,385)	1,373	(69)
Acquisition integration costs	(919)	(3,268)	(4,641)	(9,198)
Stock-based compensation	(13,050)	(9,987)	(38,870)	(25,246)
Merger and acquisition related expenses	(833)	(46)	(863)	(3,708)
Financing costs	(114)	—	(114)	—
Acquisition related tax adjustment	67	77	(2,374)	(1,370)
Tax Receivable Agreement liability adjustment	(39)	(1,007)	(39)	(2,342)
Goodwill impairment	(154,239)	—	(154,239)	—
Restructuring costs (1)	10	—	(1)	—
Other	(946)	(701)	(1,578)	(1,615)
Loss before income taxes	(175,644)	(20,563)	(214,980)	(38,450)
Income tax (expense) benefit	(311)	5,461	1,853	10,057
Net loss	$(175,955)	$(15,102)	$(213,127)	$(28,393)
___________________
(1)For the three months ended September 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for the three and nine months ended September 30, 2024 and 2023.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

13.Subsequent Events
Third Amendment to Credit Agreement
On October 1, 2024, certain amendments to the Credit Agreement set forth in a Third Amendment to Credit Agreement (the “Third Amendment”) became effective, including an extension of the maturity date of the Revolving Credit Facility provided under the Credit Agreement from October 2025 to October 2029 (subject to springing maturity provisions based on the maturity of the Term Loan ). In connection with the Third Amendment, the lenders’ aggregate commitments under the Revolving Credit Facility were reduced from $180.0 million to $167.0 million, and remain undrawn as of the date hereof. No other material terms under the Credit Agreement were changed in connection with the Third Amendment.
Pending Acquisition of Officinae Bio
In November 2024, the Company entered into a definitive agreement to acquire the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. The acquisition is subject to customary closing conditions and is expected to close in early 2025. The total consideration to acquire Officinae consisted of a base cash provisional purchase price of $10.0 million, subject to customary post-closing adjustments, and potential contingent consideration payments of up to $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain milestone and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock upon the achievement of certain milestones.

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
As of September 30, 2024, we employed a team of over 580 full-time employees, approximately 27% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 53.2% and 49.5% for the three and nine months ended September 30, 2024, respectively. The percentage of our total revenue derived from customers in North America was 51.6% and 50.9% for the three and nine months ended September 30, 2023, respectively.
We generated revenue of $65.2 million and $202.8 million for the three and nine months ended September 30, 2024, respectively, and $66.9 million and $214.8 million for the three and nine months ended September 30, 2023, respectively.
Total revenue by segment was $49.9 million in Nucleic Acid Production and $15.3 million in Biologics Safety Testing for the three months ended September 30, 2024, compared to $51.2 million and $15.6 million, respectively, for the three months ended September 30, 2023.
Total revenue by segment was $154.4 million in Nucleic Acid Production and $48.3 million in Biologics Safety Testing for the nine months ended September 30, 2024, compared to $165.9 million and $48.9 million, respectively, for the nine months ended September 30, 2023.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $39.1 million and $120.5 million for the three and nine months ended September 30, 2024, respectively, and $38.9 million and $112.9 million for the three and nine months ended September 30, 2023, respectively.
Our research and development efforts are geared towards supporting our customers’ needs. We incurred research and development expenses of $4.3 million and $14.7 million for the three and nine months ended September 30, 2024, respectively, and $4.3 million and $12.7 million for the three and nine months ended September 30, 2023, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Goodwill Impairment
In connection with preparing our financial statements for the quarter ended September 30, 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. We revised our long-term forecast to reflect lower projected near term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. As such, we performed a quantitative goodwill impairment test on each of our four reporting units and as a result, we concluded that the TriLink reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $154.2 million on the condensed consolidated statements of operations. No impairment was recorded for any of our remaining three reporting units. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Trends and Uncertainties
Our results of operations and cash flows substantially benefit from high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs. We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 25.4% and 19.7% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. The amount, timing and durability of future high-volume CleanCap orders have become increasingly difficult to forecast because historical customers for such orders have been unable or unwilling to provide visibility into their anticipated future needs and plans to purchase CleanCap. If high-volume orders for CleanCap do not materialize in the future at similar or greater levels than they have in the past it will significantly decrease our revenue and cash flow which, in turn, could have a material adverse impact on our operating results and financial condition in the future.
While we believe that the long-term trend of biopharmaceutical customers relying on outside parties to provide important inputs and services for their clinical research and manufacturing remains a long-term growth driver for us, lower demand for research and discovery products within our Nucleic Acid Production business coupled with a slower than expected mRNA clinical trial progressions negatively impacted our revenue and operating results in the nine months ended September 30, 2024, may continue and result in slower growth and/or cause a further decline in our revenues in the future.
Our businesses also continue to see headwinds from a general contraction in economic activity in Asia, particularly in China, which has negatively impacted our revenue derived from those markets.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $65.2 million and $202.8 million for the three and nine months ended September 30, 2024, respectively, and $66.9 million and $214.8 million for the three and nine months ended September 30, 2023, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and nine months ended September 30, 2024 and 2023.

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
Goodwill Impairment
Goodwill impairment is recorded in connection with the impairment testing of our goodwill, and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than the carrying amount. In connection with the preparation of our financial statements for the quarter ended September 30, 2024, we performed a quantitative goodwill impairment test which resulted in goodwill impairment of $154.2 million. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Restructuring
For the nine months ended September 30, 2024, restructuring costs (benefit) primarily consisted of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from a Cost Realignment Plan, which was implemented in November 2023.
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of September 30, 2024, we held approximately 56.1% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.9% of the outstanding LLC Units of Topco LLC.
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

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands, except per share amounts)
Revenue	$65,200	$66,865	(2.5)%
Operating expenses:
Cost of revenue (1)	36,826	36,686	0.4%
Selling, general and administrative (1)	39,087	38,864	0.6%
Research and development (1)	4,344	4,347	(0.1)%
Change in estimated fair value of contingent consideration	(178)	2,385	(107.5)%
Goodwill impairment	154,239	—	*
Restructuring (1)	(4)	—	*
Total operating expenses	234,314	82,282	184.8%
Loss from operations	(169,114)	(15,417)	996.9%
Other expense, net	(6,530)	(5,146)	26.9%
Loss before income taxes	(175,644)	(20,563)	754.2%
Income tax expense (benefit)	311	(5,461)	(105.7)%
Net loss	(175,955)	(15,102)	1065.1%
Net loss attributable to non-controlling interests	(76,917)	(8,640)	790.2%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(99,038)	$(6,462)	1432.6%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.70)	$(0.05)
Weighted average number of Class A common shares outstanding, basic and diluted	141,555	131,930

Adjusted EBITDA (Non-GAAP financial measure)	$12,739	$11,900

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands, except per share amounts)
Revenue	$202,779	$214,804	(5.6)%
Operating expenses:
Cost of revenue (1)	113,432	113,635	(0.2)%
Selling, general and administrative (1)	120,528	112,912	6.7%
Research and development (1)	14,660	12,686	15.6%
Change in estimated fair value of contingent consideration	(1,373)	69	*
Goodwill impairment	154,239	—	*
Restructuring (1)	(1,220)	—	*
Total operating expenses	400,266	239,302	67.3%
Loss from operations	(197,487)	(24,498)	706.1%
Other expense, net	(17,493)	(13,952)	25.4%
Loss before income taxes	(214,980)	(38,450)	459.1%
Income tax benefit	(1,853)	(10,057)	(81.6)%
Net loss	(213,127)	(28,393)	650.6%
Net loss attributable to non-controlling interests	(94,426)	(15,323)	516.2%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(118,701)	$(13,070)	808.2%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.87)	$(0.10)
Weighted average number of Class A common shares outstanding, basic and diluted	136,595	131,845

Adjusted EBITDA (Non-GAAP financial measure)	$37,451	$44,775
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	Change
Cost of revenue	$2,470	$2,169	13.9%
Selling, general and administrative	9,294	7,094	31.0%
Research and development	1,280	724	76.8%
Restructuring	6	—	*
Total stock-based compensation expense	$13,050	$9,987	30.7%

	Nine Months Ended September 30,
	2024	2023	Change
Cost of revenue	$7,801	$5,676	37.4%
Selling, general and administrative	28,594	17,647	62.0%
Research and development	3,696	1,923	92.2%
Restructuring	(1,221)	—	*
Total stock-based compensation expense	$38,870	$25,246	54.0%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Nucleic Acid Production	$49,947	$51,228	(2.5)%	76.6%	76.6%
Biologics Safety Testing	15,253	15,637	(2.5)%	23.4%	23.4%
Total revenue	$65,200	$66,865	(2.5)%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Nucleic Acid Production	$154,446	$165,944	(6.9)%	76.2%	77.3%
Biologics Safety Testing	48,333	48,860	(1.1)%	23.8%	22.7%
Total revenue	$202,779	$214,804	(5.6)%	100.0%	100.0%
Comparison of Three Months Ended September 30, 2024 and 2023
Total revenue was $65.2 million for the three months ended September 30, 2024 compared to $66.9 million for the three months ended September 30, 2023, representing a decrease of $1.7 million, or 2.5%.
Nucleic Acid Production revenue decreased from $51.2 million for the three months ended September 30, 2023 to $49.9 million for the three months ended September 30, 2024, representing a decrease of $1.3 million, or 2.5%. The decrease in Nucleic Acid Production revenue was primarily driven by lower demand for research and discovery products.
Biologics Safety Testing revenue decreased from $15.6 million for the three months ended September 30, 2023 to $15.3 million for the three months ended September 30, 2024, representing a decrease of $0.4 million, or 2.5%. The decrease in Biologics Safety Testing revenue was primarily driven by lower demand in the bioprocessing market.
Comparison of Nine Months Ended September 30, 2024 and 2023
Total revenue was $202.8 million for the nine months ended September 30, 2024 compared to $214.8 million for the nine months ended September 30, 2023, representing a decrease of $12.0 million, or 5.6%.
Nucleic Acid Production revenue decreased from $165.9 million for the nine months ended September 30, 2023 to $154.4 million for the nine months ended September 30, 2024, representing a decrease of $11.5 million, or 6.9%. The decrease in Nucleic Acid Production revenue was primarily driven by lower demand for research and discovery products.
Biologics Safety Testing revenue decreased from $48.9 million for the nine months ended September 30, 2023 to $48.3 million for the nine months ended September 30, 2024, representing a decrease of $0.5 million, or 1.1%, which was not significant.
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
As of September 30, 2024, all of our long-lived assets were located within the United States.

The following schedule includes revenue and adjusted EBITDA for each of our reportable operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Nucleic Acid Production	$49,947	$51,228	$154,446	$165,944
Biologics Safety Testing	15,253	15,638	48,333	48,863
Total reportable segments’ revenue	65,200	66,866	202,779	214,807
Intersegment eliminations	—	(1)	—	(3)
Total	$65,200	$66,865	$202,779	$214,804

Segment adjusted EBITDA:
Nucleic Acid Production	$15,456	$16,591	$46,845	$58,656
Biologics Safety Testing	10,928	11,246	34,299	35,307
Total reportable segments’ adjusted EBITDA	26,384	27,837	81,144	93,963
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization	(6,891)	(6,870)	(20,629)	(20,487)
Depreciation	(5,044)	(4,071)	(15,386)	(8,966)
Interest expense	(13,634)	(11,637)	(36,437)	(30,492)
Interest income	7,071	7,432	21,367	20,268
Corporate costs, net of eliminations	(13,645)	(15,937)	(43,693)	(49,188)
Other adjustments:
Acquisition contingent consideration	178	(2,385)	1,373	(69)
Acquisition integration costs	(919)	(3,268)	(4,641)	(9,198)
Stock-based compensation	(13,050)	(9,987)	(38,870)	(25,246)
Merger and acquisition related expenses	(833)	(46)	(863)	(3,708)
Financing costs	(114)	—	(114)	—
Acquisition related tax adjustment	67	77	(2,374)	(1,370)
Tax Receivable Agreement liability adjustment	(39)	(1,007)	(39)	(2,342)
Goodwill impairment	(154,239)	—	(154,239)	—
Restructuring costs (1)	10	—	(1)	—
Other	(946)	(701)	(1,578)	(1,615)
Loss before income taxes	(175,644)	(20,563)	(214,980)	(38,450)
Income tax (expense) benefit	(311)	5,461	1,853	10,057
Net loss	$(175,955)	$(15,102)	$(213,127)	$(28,393)
___________________
(1)For the three months ended September 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for each of the three and nine months ended September 30, 2024 and 2023.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(175,955)	$(15,102)	$(213,127)	$(28,393)
Add:
Amortization	6,891	6,870	20,629	20,487
Depreciation	5,044	4,071	15,386	8,966
Interest expense	13,634	11,637	36,437	30,492
Interest income	(7,071)	(7,432)	(21,367)	(20,268)
Income tax expense (benefit)	311	(5,461)	(1,853)	(10,057)
EBITDA	(157,146)	(5,417)	(163,895)	1,227
Acquisition contingent consideration (1)	(178)	2,385	(1,373)	69
Acquisition integration costs (2)	919	3,268	4,641	9,198
Stock-based compensation (3)	13,050	9,987	38,870	25,246
Merger and acquisition related expenses (4)	833	46	863	3,708
Financing costs (5)	114	—	114	—
Acquisition related tax adjustment (6)	(67)	(77)	2,374	1,370
Tax Receivable Agreement liability adjustment (7)	39	1,007	39	2,342
Goodwill impairment (8)	154,239	—	154,239	—
Restructuring costs (9)	(10)	—	1	—
Other (10)	946	701	1,578	1,615
Adjusted EBITDA	$12,739	$11,900	$37,451	$44,775
____________________
(1)Refers to the change in estimated fair value of contingent consideration related to completed acquisitions.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of, the Company’s acquisition of MyChem, LLC (“MyChem”) and Alphazyme, LLC (“Alphazyme”), which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continue to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continue to be employed by TriLink. The Company considers the payment of these retention payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $0.8 million (Alphazyme $0.8 million) and $4.3 million (MyChem $1.8 million; Alphazyme $2.5 million) for the three and nine months ended September 30, 2024, respectively. Retention payment expenses were $3.1 million (MyChem $2.4 million; Alphazyme $0.7 million) and $8.6 million (MyChem $6.8 million; Alphazyme $1.8 million) for the three and nine months ended September 30, 2023, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. The remaining retention accrual for Alphazyme is $4.2 million, expected to be accrued ratably each quarter through December 31, 2025, with payments expected to be made in the first quarter of 2026. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of September 30, 2024.
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

(8)Refers to goodwill impairment recorded for our Nucleic Acid Production segment.
(9)Refers to restructuring costs (benefit) associated with the Cost Realignment Plan, which was implemented in November 2023. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item. For the three months ended September 30, 2024, such amount was immaterial.
(10)For the three and nine months ended September 30, 2024, refers to loss on abandoned projects, severance payments, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, and other non-recurring costs. For the three and nine months ended September 30, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, certain working capital and other adjustments related to the acquisition of MyChem, and other non-recurring costs.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Cost of revenue	$36,826	$36,686	0.4%	56.5%	54.9%
Selling, general and administrative	39,087	38,864	0.6%	59.9%	58.1%
Research and development	4,344	4,347	(0.1)%	6.7%	6.5%
Change in estimated fair value of contingent consideration	(178)	2,385	(107.5)%	(0.3)%	3.6%
Goodwill impairment	154,239	—	*	236.6%	—%
Restructuring	(4)	—	*	0.0%	—%
Total operating expenses	$234,314	$82,282	184.8%	359.4%	123.1%

	Nine Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Cost of revenue	$113,432	$113,635	(0.2)%	56.0%	52.9%
Selling, general and administrative	120,528	112,912	6.7%	59.4%	52.6%
Research and development	14,660	12,686	15.6%	7.2%	5.9%
Change in estimated fair value of contingent consideration	(1,373)	69	*	(0.7)%	0.0%
Goodwill impairment	154,239	—	*	76.1%	—%
Restructuring	(1,220)	—	*	(0.6)%	—%
Total operating expenses	$400,266	$239,302	67.3%	197.4%	111.4%
____________________
*Not meaningful
Cost of Revenue
Comparison of Three Months Ended September 30, 2024 and 2023
Cost of revenue increased by $0.1 million from $36.7 million for the three months ended September 30, 2023 to $36.8 million for the three months ended September 30, 2024, or 0.4%, which was not significant.
Gross profit margin decreased by 1.6% from 45.1% for the three months ended September 30, 2023 to 43.5% for the three months ended September 30, 2024, which was not significant.
Comparison of Nine Months Ended September 30, 2024 and 2023
Cost of revenue decreased by $0.2 million from $113.6 million for the nine months ended September 30, 2023 to $113.4 million for the nine months ended September 30, 2024, or 0.2%, which was not significant.
Gross profit margin decreased by 3.0% from 47.1% for the nine months ended September 30, 2023 to 44.1% for the nine months ended September 30, 2024. The decrease in gross profit margin was primarily attributable to higher stock-based compensation, facilities, and depreciation expense as a percentage of sales.

Selling, General and Administrative
Comparison of Three Months Ended September 30, 2024 and 2023
Selling, general and administrative expenses increased by $0.2 million from $38.9 million for the three months ended September 30, 2023 to $39.1 million for the three months ended September 30, 2024, or 0.6%, which was not significant.
Comparison of Nine Months Ended September 30, 2024 and 2023
Selling, general and administrative expenses increased by $7.6 million from $112.9 million for the nine months ended September 30, 2023 to $120.5 million for the nine months ended September 30, 2024, or 6.7%. The increase was primarily driven by increases of $10.9 million in stock-based compensation expense and $5.2 million in depreciation expense driven by new facilities and an increase in assets placed in service during the current year. These were partially offset by a decrease of $6.7 million in professional service fees primarily driven by lower expenses related to merger and acquisitions, legal costs, and contract services, as well as further decreases of $1.3 million in marketing expenses and $0.5 million in personnel expenses primarily as a result of the Cost Realignment Plan, which was implemented in November 2023.
Research and Development
Comparison of Three Months Ended September 30, 2024 and 2023
Research and development expenses were $4.3 million for each of the three months ended September 30, 2024 and 2023.
Comparison of Nine Months Ended September 30, 2024 and 2023
Research and development expenses increased by $2.0 million from $12.7 million for the nine months ended September 30, 2023 to $14.7 million for the nine months ended September 30, 2024, or 15.6%. The increase in expenses compared to the prior year was primarily driven by increases of $1.8 million in stock-based compensation expense, $1.2 million in professional service fees for external analytic studies, $0.8 million in supplies and materials, and $0.3 million in depreciation expense.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three Months Ended September 30, 2024 and 2023
The increase in change in estimated fair value of contingent consideration of $2.4 million for the three months ended September 30, 2023 was due to an increase in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Comparison of Nine Months Ended September 30, 2024 and 2023
The decrease in change in estimated fair value of contingent consideration of $1.4 million for the nine months ended September 30, 2024 was due to a decrease in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Goodwill Impairment
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
In connection with preparing our financial statements for the quarter ended September 30, 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. We revised our long-term forecast to reflect lower projected near term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. As such, we performed a quantitative goodwill impairment test on each of our four reporting units and as a result, we concluded that the TriLink reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $154.2 million during the three and nine months ended September 30, 2024. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Restructuring
Comparison of Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, restructuring charges were not significant.
Comparison of Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from a Cost Realignment Plan, which was implemented in November 2023.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Interest expense	$(13,634)	$(11,637)	17.2%	(20.9)%	(17.4)%
Interest income	7,071	7,432	(4.9)%	10.9%	11.1%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(39)	(1,007)	(96.1)%	(0.1)%	(1.5)%
Other income (expense)	72	66	9.1%	0.1%	0.1%
Total other expense	$(6,530)	$(5,146)	26.9%	(10.0)%	(7.7)%

	Nine Months Ended September 30,			Percentage of Revenue
	2024	2023	Change	2024	2023
Interest expense	$(36,437)	$(30,492)	19.5%	(17.9)%	(14.2)%
Interest income	21,367	20,268	5.4%	10.5%	9.4%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(39)	(2,342)	(98.3)%	0.0%	(1.1)%
Other income (expense)	(2,384)	(1,386)	72.0%	(1.2)%	(0.6)%
Total other expense	$(17,493)	$(13,952)	25.4%	(8.6)%	(6.5)%
____________________
*Not meaningful
Comparison of Three Months Ended September 30, 2024 and 2023
Other expense was $5.1 million for the three months ended September 30, 2023 compared to $6.5 million for the three months ended September 30, 2024, representing an increase of $1.4 million, or 26.9%. The increase was primarily attributable to a $2.0 million increase in interest expense primarily due to changes in the fair value of our interest rate cap agreement. The increase in Other expense was further driven by a $0.4 million decrease in interest income earned on our cash and cash equivalent balances, which included short-term investments in money market funds. These increases were offset by the change in payable to related parties pursuant to the Tax Receivable Agreement of $1.0 million in the prior year as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate.
Comparison of Nine Months Ended September 30, 2024 and 2023
Other expense was $14.0 million for the nine months ended September 30, 2023 compared to $17.5 million for the nine months ended September 30, 2024, representing an increase of $3.5 million, or 25.4%. The increase was primarily attributable to a $5.9 million increase in interest expense primarily due to changes in the fair value of our interest rate cap agreement and higher interest costs on our finance lease liabilities. The increase was further driven by a $1.0 million adjustment to the indemnification asset recorded in connection with the acquisition of MyChem. These increases were offset by the change in payable to related parties pursuant to the Tax Receivable Agreement of $2.3 million in the prior year as a result of changes in our estimated state income tax apportionment and a corresponding change in our estimated state income tax rate, and a $1.1 million increase in interest income earned on our cash and cash equivalent balances, which included short-term investments in money market funds.

Relationship with GTCR, LLC (“GTCR”)
As of September 30, 2024, investment entities affiliated with GTCR collectively controlled approximately 52% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We made cash distributions of $0.6 million and $9.6 million during the nine months ended September 30, 2024 and 2023, respectively, for tax liabilities to MLSH 1, which is controlled by investment entities affiliates with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. No such cash distributions were made during the three months ended September 30, 2024 and 2023.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of September 30, 2024, our current liability under the TRA was $7.2 million.
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
We made payments of $42.6 million in the aggregate to MLSH 1 and MLSH 2 pursuant to the TRA during the nine months ended September 30, 2023, of which $0.4 million was related to interest. No such payments were made during the three months ended September 30, 2023 or the three and nine months ended September 30, 2024.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of September 30, 2024, we had cash and cash equivalents of $578.2 million and retained earnings of $167.0 million. We had positive cash flow from operations of $22.1 million for the nine months ended September 30, 2024.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations. We expect that probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes will be approximately $7.2 million. This determination is based on our taxable income for the year ended December 31, 2023.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We made cash distributions of $0.6 million and $9.6 million during each of the nine months ended September 30, 2024 and 2023. No such cash distributions were made during the three months ended September 30, 2024 and 2023.
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
As of September 30, 2024, the effective interest rate on the Term Loan was 8.28% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2024.
The Credit Agreement also provides availability under the Revolving Credit Facility for letters of credit with a limit of $20.0 million. As of September 30, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for letters of credit under the Revolving Credit Facility to $19.5 million.
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

Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $180.0 million, or $63.0 million. The Company was in compliance with these covenants as of September 30, 2024.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC.
As of September 30, 2024, our current liability under the TRA was $7.2 million, representing 85% of the calculated tax savings we expect to utilize for the year ended December 31, 2023. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the Tax Receivable Agreement.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$22,103	$118,434
Investing activities	(19,385)	(109,407)
Financing activities	477	(61,560)
Net increase (decrease) in cash and cash equivalents	$3,195	$(52,533)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $22.1 million, which was primarily attributable to non-cash depreciation and amortization of $36.0 million, non-cash amortization of operating lease right-of-use assets of $6.3 million, non-cash amortization of deferred financing costs of $2.2 million, non-cash stock-based compensation of $38.9 million, and non-cash goodwill impairment of $154.2 million. These were partially offset by a net loss of $213.1 million, non-cash gain on the change in estimated fair value of contingent consideration of $1.4 million, and net cash outflow from the change in our operating assets and liabilities of $2.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $19.4 million, which was primarily comprised of cash outflows of $23.8 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $5.4 million, and cash outflows of $1.0 million for the purchase of technology.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.5 million, which was primarily attributable to proceeds from the interest rate cap agreement of $7.1 million. This was partially offset by $4.1 million of principal repayments of long-term debt, $1.5 million of tax payments for shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $0.6 million of cash distributions for tax liabilities to MLSH 1, as required pursuant to the terms of the LLC Operating Agreement, and $0.5 million of payments of finance lease liabilities.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2024 totaled $18.4 million, which is net of government funding under the Cooperative Agreement of $5.4 million. Capital expenditures for the year ending December 31, 2024 are projected to be approximately $30.0 million, which is net of anticipated government funding recognized. This primarily includes leasehold improvements and equipment primarily for the Flanders San Diego Facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$59,543	$10,504	$19,711	$18,206	$11,122
Finance leases (2)	32,038	3,402	7,112	7,545	13,979
Debt obligations (3)	529,040	5,440	10,880	512,720	—
TRA payments (4)	7,225	7,225	—	—	—
Unconditional purchase obligations (5)	2,222	1,691	531	—	—
Total	$630,068	$28,262	$38,234	$538,471	$25,101

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
(4)Reflects the estimated timing of the current TRA liability payment as of September 30, 2024. See Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our liability under the TRA.
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
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of September 30, 2024, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first performance period which ended on December 31, 2023, it was determined that the defined revenue target was not achieved. Consequently, no payment for contingent consideration was made to the sellers of Alphazyme in 2024. As of September 30, 2024, we may be required to make contingent payments to the sellers of Alphazyme of up to $45.0 million for the remaining two performance periods. We may also be required to make certain retention payments of $9.3 million to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Goodwill
We evaluate goodwill at the reporting unit level on an annual basis and on an interim basis if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such indicators could include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or loss of key personnel. We perform our annual impairment test in the fourth quarter.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, management performs a quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
In connection with preparing our financial statements for the quarter ended September 30, 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. We revised our long-term forecast to reflect lower projected near term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. As such, we performed a quantitative goodwill impairment test and compared our reporting units’ fair values to their respective carrying values to determine whether goodwill was impaired. We performed the impairment test using a combination of the income and the market approach to evaluate whether the fair value of each reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model, incorporating both internal estimates and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, projected revenue growth rates (including terminal growth rates) and operating margin percentages. Discount rates were determined using a weighted average cost of capital specific to each reporting unit and other market and industry data. These assumptions were formulated with consideration of prevailing market conditions and anticipated developments, including new product and service initiatives, competitive dynamics, and broader economic factors. The result of the quantitative analysis indicated that the fair value of the TriLink reporting unit did not exceed its carrying value and consequently resulted in a $154.2 million impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 28% to approximately 245%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 16% to approximately 211%. However, to the extent that we continue to experience declines in financial performance or experience other impairment indicators, such as industry and market considerations, or that the fair values of our reporting units are less than their carrying values, there could be a risk of goodwill impairment of our reporting units in future periods. For the TriLink reporting unit, the impairment loss recognized during the period was equal to the total amount of goodwill included in the reporting unit.
Recoverability and Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets (including finite-lived intangible assets) if events or circumstances indicate the assets may be impaired. We measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If our analysis indicates that the carrying value of these assets is not recoverable, we recognize an impairment based on the amount by which the net carrying amount of the assets exceeds the fair values of the assets.
In conjunction with the goodwill impairment assessment performed in preparing our financial statements for the quarter ended September 30, 2024, we also evaluated the recoverability of our long-lived assets (including finite-lived intangible assets). Based on the interim impairment test, the carrying value of the assets did not exceed the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. As a result, we determined a fair value analysis was not necessary as of September 30, 2024. However, to the extent that we continue to experience declines in financial performance or experience other impairment indicators, such as industry and market considerations, or that the fair values of our assets are less than their carrying values, there could be a risk of impairment of our long-lived assets in future periods.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, if any, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2024, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of September 30, 2024, we have an interest rate cap agreement in place to hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expires on January 19, 2025.
We had $529.0 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of September 30, 2024. For the three and nine months ended September 30, 2024, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.4 million and $4.0 million, respectively.
We had cash and cash equivalents of $578.2 million as of September 30, 2024. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 46.8% and 50.5% of our revenue for the three and nine months ended September 30, 2024, respectively, was derived from international sales, primarily in Europe and Asia Pacific, all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s other directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1
Third Amendment to Credit Agreement, dated September 10, 2024, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, TriLink Biotechnologies, LLC, Maravai Topco Holdings, LLC, Morgan Stanley Senior Funding, Inc. and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to Maravai Life Sciences Holdings, Inc.’s Form 8-K filed on September 12, 2024).

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
_______________

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: November 12, 2024