Form 10-K
period 2024-12-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2025-03-18
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ▢
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $868.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $7.16 per share.
As of March 11, 2025, 143,651,803 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Part I.
Item 1. Business
Description of Business
Maravai LifeSciences Holdings, Inc. (also referred to in this document as “Maravai,” “we,” “us,” “our” or “the Company”) is a leading life sciences company dedicated to providing critical products that drive the development of groundbreaking vaccines, drug therapies, cell and gene therapies, and diagnostics. Our solutions empower research into human diseases and support the entire biopharmaceutical development process – from early discovery to commercialization. We proudly serve a diverse global customer base, including the world’s top biopharmaceutical companies ranked by research and development investment, emerging biotech firms, renowned academic research institutions and leading in vitro diagnostics companies.
Our comprehensive product portfolio addresses the critical stages of biopharmaceutical development, offering:
•complex nucleic acids for vaccine, therapeutic and diagnostic applications;
•custom enzymes for research and diagnostic use; and
•antibody-based solutions to detect impurities during the production of biopharmaceutical products.
At Maravai, we are committed to supporting our customers throughout their journey – from early discovery to commercialization – helping bring life-changing innovations to patients worldwide.
Our Strategic Priorities for Sustainable Growth:
1)Catalyze the Customer Journey. We deliver solutions from across our portfolio that help to accelerate discoveries and create exceptional customer experiences.
2)Find a Better Way. We constantly seek smarter, more efficient ways to enhance our processes, systems, and operations.
3)Deliver Unquestionable Quality. Every action we take reflects our commitment to excellence, knowing that our products and services ultimately impact human lives – because behind every innovation, there’s a patient waiting.
4)Lead Together. We harness the power of diverse perspectives and experiences to drive forward-thinking innovations together.
At Maravai, our goal is to achieve diversified, sustainable growth across our businesses by providing essential products and services that fuel the advancement of next-generation medicines from discovery to the clinic.
Business Segments and Products
We report our business in two reporting segments – Nucleic Acid Production and Biologics Safety Testing.

We market our Nucleic Acid Production business under the TriLink BioTechnologies®, Glen Research and Alphazyme brands. Our Biologics Safety Testing business is comprised of Cygnus Technologies®.
Our brands, products and the end markets they serve are depicted in the following image:
Nucleic Acid Production (76% of Revenue for the Year Ended December 31, 2024)
We are a global provider of highly modified, complex nucleic acids and related products. We have recognized expertise in complex chemistries and products provided under exacting quality standards. Our core offerings include mRNA, long and short oligonucleotides, our proprietary CleanCap® mRNA capping technology, mRNA building blocks, oligonucleotide building blocks and specialty enzymes. Our offerings address key customer needs for critical components, from research to good manufacturing processes (“GMP”) grade raw materials and active pharmaceutical ingredient (“API”) manufacturing. The nucleic acid production market includes the production and synthesis of reagents for research and manufacturing of DNA and RNA-based biologics, including cell and gene therapies, mRNA therapeutics and synthetic biology approaches.
mRNA lies at the core of our capabilities and expertise. We have developed significant proficiency in mRNA technology, driven by our belief in its transformative potential as a therapeutic modality. The first clinical trial involving an mRNA therapeutic agent took place in 2016. Since then, over 1,500 clinical trials are now in the pipeline, encompassing a wide range of medical applications.
These trials include vaccine development programs targeting infectious diseases such as avian flu, Lyme disease, malaria, HIV, tuberculosis, shingles, rabies, yellow fever, respiratory syncytial virus (RSV), and Zika. Beyond infectious diseases, mRNA-based programs are addressing various medical conditions, including ornithine transcarbamylase deficiency, glycogen storage disorders, alpha-1 antitrypsin deficiency, acute lymphoblastic leukemia, Hurler syndrome, ovarian cancer, cardiovascular disease, and autoimmune disorders.
Cell and gene therapy programs also leverage mRNA across multiple therapeutic modalities, such as CRISPR/Cas9, transcription activator-like effector nucleases (TALENs), enzyme replacement therapies, allogeneic CAR-T cells, and base editing. These advancements underscore the broad and growing impact of mRNA technology in revolutionizing healthcare.
We offer the following nucleic acid products: mRNA, RNA Capping (CleanCap), oligonucleotides, oligonucleotide synthesis inputs, nucleoside triphosphates, custom nucleic acid chemistry, and specialty enzymes. We also offer Discovery/RUO and GMP mRNA synthesis through our manufacturing services.
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
We develop and manufacture mRNA products to support vaccine and therapeutic programs from pre-clinical development through and including clinical phases, including scale-up and analytical development services. The mRNA molecules may serve as APIs for diverse applications, such as enzyme replacement therapies, gene editing therapies and vaccines. We offer both research grade material and material made under GMP conditions to support all phases of development.
RNA Capping. Within the mRNA category, we also offer our patented CleanCap technology. CleanCap analogs principally serve the mRNA vaccine and therapeutics markets. Cap analogs are a component of mRNA that aids in protein production as well as in making mRNA more stable inside cells. For mRNA to serve as a template to make a protein, it requires a special cap at the 5’ end of the molecule. The cap structure also affects the stability of the mRNA. Lack of a cap can result in activation of the innate immune system, which can affect the production of the desired protein or elicit undesired biological effects. We offer a suite of CleanCap analogs that are specifically made for therapeutics and vaccines. CleanCap analogs are sold as a stand-alone reagents or bundled with other raw materials such as Nucleoside triphosphates (“NTPs”) and enzymes to support the synthesis of mRNA . Our cap analogs are a critical component of several mRNA vaccines and therapies in development.
Traditionally, the 5’ cap has been added in one of two ways. The cap can be added post mRNA synthesis by an enzymatic process. This enzymatic method has several drawbacks, including the high cost of the capping enzymes as well as the need to perform additional processing steps to the invitro-transcription (“IVT”) synthesis process to remove enzymes and byproducts of the capping reaction. While capping efficiency is usually high, the extra processing steps typically result in degradation and mRNA of poorer quality. The second method is to add a synthetic cap analog into the transcription reaction such that the mRNA is transcribed and capped in a single step. Anti-reverse cap analog (“ARCA”) is an example of a cap analog that is added to the transcription reaction. This avoids the workflow challenges of the enzymatic process, but typically results in lower yields.
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
CleanCap mRNA products represented 72% of our Nucleic Acid Production revenue for the year ended December 31, 2024 (including the revenue from CleanCap products). We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 25.4% and 21.0% of our total revenues for the years ended December 31, 2024 and 2023, respectively.
Oligonucleotides. The oligonucleotide product category supports broad customer applications, including therapeutics, in vitro diagnostics, NGS and CRISPR-based gene editing. Most of our TriLink BioTechnologies oligonucleotide products are custom manufactured DNA or RNA sequences, often highly modified and produced as RUO or under GMP conditions for use in development, clinical and commercial applications.
Oligonucleotide Synthesis Inputs. Our product offerings through Glen Research include reagents and support supplies for DNA and RNA oligonucleotide synthesis, labeling, modification and purification. We are a reputable and trusted vendor with a large portfolio, quality brand, knowledgeable technical support, and responsive customer service. In addition to oligonucleotide synthesis service providers, our customer base includes life science, biopharma and diagnostic companies, academic institutions and government organizations, all of which internally manufacture their own oligonucleotide products.
Nucleoside Triphosphates. Nucleoside triphosphates (“NTPs”) are the precursors to DNA and RNA. They are composed of a nitrogen base bound to either ribose or deoxyribose with three phosphate groups added to the sugar. We manufacture NTPs that are used in polymerase chain reactions, in sequencing reactions and in the manufacture of mRNA. The NTPs can be unmodified, composed of the four standard bases, or modified, with a base altered to enhance a particular biological property, such as the ability to evade the innate immune system in therapeutic applications. TriLink BioTechnologies NTPs are used by customers in both research and clinical trial applications. Our manufacturing capabilities for NTPs now includes both RUO and GMP-grade.
Custom Nucleic Acid Chemistry. TriLink BioTechnologies has synthetic chemistry expertise and proprietary manufacturing processes allowing for the highest purity NTP, amidite and custom nucleotide services. We serve a diverse market of diagnostics and therapeutic developers that require novel molecules that are otherwise unavailable on the market. Typically, these molecules are initially manufactured in small quantities, and then scaled to meet the need of larger diagnostic platforms or therapeutic applications once positive candidates have been identified by the customer.
Specialty Enzymes. Enzymes are critical to almost every phase of nucleic acid production and provide the key starting materials for the IVT process to make mRNA. Alphazyme provides custom, scalable molecular biology enzymes with a full product line of IVT, NGS, life science and diagnostic enzyme solutions. Alphazyme enzymes are also incorporated into the TriLink Biotechnologies CleanScript mRNA production workflow.
Discovery mRNA synthesis. Through TriLink BioTechnologies, we offer a core set of products and services geared toward customers doing early-stage development work. We produce mRNA utilizing standard sequences for generalized research or using customer supplied sequences for custom built constructs. We also provide process development services to optimize customers’ transcription and purification processes. These services can integrate with our cap analogs, NTP products and IVT enzymes and have access to our analytical and QC method development.
GMP mRNA synthesis. Our TriLink BioTechnologies GMP mRNA manufacturing services offer a clear pathway for customers running clinical trials. We focus on building partnerships with our customers in the emerging market of cell and gene therapy to ensure we are well-positioned to be an extension of their development teams. Our services feature robust quality management systems and include process development and scale-up, phase-appropriate, regulatory submission support, and in-house analytical services for mRNA analysis and characterization.
Biologics Safety Testing (24% of Revenue for the Year Ended December 31, 2024)
For over 25 years, the Cygnus Technologies brand has been associated with products and services that enable the detection of impurities present in bioproduction. Our biologics safety testing products are used during development and scale-up, during the regulatory approval process and throughout commercialization. We are recognized globally for the detection of host cell proteins (“HCPs”) and process-related impurities during bioproduction.
Our customers in this segment manufacture a broad range of biopharmaceutical products. These include monoclonal antibodies and recombinant proteins, both as novel biologics and biosimilars, and recombinant vaccines, including oncolytic vaccines to treat cancer. We also provide products that support the development and commercialization of cell and gene therapies. Recombinant vaccines and cell and gene therapies rely on manufacturing of various viral vectors produced using recombinant nucleic acid and cell culture technologies. Viral vector manufacturing processes require rigorous analytics, including testing for process-related impurities such as HCPs, host cell DNA, purification leachates, growth media additives and enzymes used in viral vector purification processes. Of all process-related impurities, HCPs present the most complex impurity. Per regulatory requirements, viral vectors used as a component of CAR-T cell therapies or as gene therapies must be produced in certain cell lines, purified and tested for the presence of host cell proteins. All of the 24 existing FDA-and EMA-approved CAR-T Cell and Gene Therapies use Cygnus Host Cell Protein enzyme-linked immunosorbent assay (“ELISA”) kits for HCP testing for commercial product lot release. Five of these 24 therapies were approved in 2024.

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
Customers establishing biopharmaceutical manufacturing processes may use off-the-shelf or generic HCP kits provided by manufacturers like ourselves, or they may choose to design their own in-house assays for their specific processes. Some customers may choose to use generic assays early in development and migrate to process-specific assays later. The trend in recent years has been for customers to increasingly use generic assays throughout their development and commercialization pathway, relying on our expertise and the established performance of our assays supported by our comprehensive state-of-the-art assay qualification services. If customers choose to develop process-specific assays, we offer custom antibody production and assay development as well as characterization services to meet their needs.
Our comprehensive catalog of Cygnus Technologies HCP ELISA kits covers 25 expression platforms and provides the specificity and sensitivity to detect impurities with reproducibility, which supports regulatory compliance. Our reputation for quality is recognized by the industry and global regulatory agencies, with Cygnus Technologies assays used as reference methods throughout the industry and to support manufacturing and quality control of commercialized biologics and gene therapy products.
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
Other Impurity and Contaminant Kits. Our products in this category include kits for measuring Protein A leachate, which results from the affinity purification method used for monoclonal antibody therapeutic agents; ELISA kits for measuring additives in growth media, such as bovine serum albumin; kits for measuring host cell DNA; ELISA kits to detect and quantify residual endonuclease impurities in recombinant viral vector and vaccine preparations; and ELISA kits to quantify residual AAV2, AAV8 and AAV9 ligands resulting from affinity purification method used for adeno associated virus (AAV)-based gene therapies.

Viral Clearance Prediction kits. Following its 2020 acquisition of the MockV® technology, Cygnus Technologies has introduced the Minute Virus of Mice kit and the MockV RVLP Kit, which are novel, proprietary viral clearance prediction tools that includes a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction. These kits enable manufacturers to conduct viral clearance assessments easily and economically and to predict outcomes in-house ahead of costly and logistically challenging live viral clearance studies.
Ancillary Reagents. Our ancillary reagent products include antibodies, antigens, sample diluents and other auxiliary products necessary to optimize applications for customer processes.
Custom Services. We provide process-specific antibody and ELISA development, qualification and maintenance services. In addition, we have pioneered advanced orthogonal methods including antibody affinity extraction (AAE™), mass spectrometry for HCP antibodies coverage analysis and HCP identification, which we provide as custom services.
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
Products with Outstanding Quality Performance
We believe our products stand out when compared to those of our competitors because they present innovative solutions to customer needs, while providing reliable performance and quality. CleanCap, for example, offers advantages over competing capping technologies in yield, process efficiency, stability and safety. Our oligonucleotides address complex chemistry challenges, which we believe few competitors can address. We believe that our HCP ELISA kits have defined the market for impurity detection and have become a de facto standard in biologics safety testing.
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
We have designed and constructed four world-class manufacturing facilities and, since 2022, we have expanded our facility footprint by over 95,000 square feet to support expanded capabilities and future growth.

Experienced Leaders and Talented Workforce
Our management includes experienced leaders with demonstrated records of success at Maravai and other highly regarded industry participants. They have decades of combined experience and expertise on the forefront of life sciences innovation. In addition, as of December 31, 2024, approximately 28% of our workforce have earned advanced degrees and all receive rigorous on the job training. We believe the quality of our personnel is critical to ensuring the collaborative, long-standing relationships we maintain with many of our customers.
Commercial
We have relationships with the following categories of customers: developers of therapeutics, cell and gene therapies and vaccines, other biopharmaceutical and life science research companies, academic institutions and molecular diagnostic companies. Our biopharmaceutical customers include startups, established biotechnology companies and large pharmaceutical companies developing enzyme replacement therapies, gene editing therapies, ex vivo therapies and vaccines.
Our commercial function includes direct sales, marketing, customer service, technical support, quoting and proposals, client program management and channel management. We serve customers through direct and indirect sales in each business segment, with a primary focus on our biopharmaceutical and large diagnostics and commercial customers. We serve our academic customers via web, email and phone ordering as well as through key partnerships where our reagent products and services can be accessed through partnerships. We support all customers in-field and in-house technical support, alliance and program management and customer service.
We address customers outside the United States with a combination of direct sales and distributors. We serve many of our biopharmaceutical customers, especially in our nucleic acid production segment, via direct sales worldwide. Our distributors also serve our customers in over 40 countries and provide customer service and local sales and marketing.
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

In addition to the Wateridge facility, we have two other facilities in San Diego, Flanders 1 and Flanders 2. Flanders 1 provides us with additional GMP manufacturing capacity and the optionality downstream to manufacture materials beyond current quality requirements for mRNA raw materials, including CleanCap. Flanders 1 supports increased batch run sizes and overall throughput. Flanders 2 was purpose built to support GMP-grade manufacturing and to support customers into Phase II clinical trials through commercial mRNA drug substance. Both the Flanders 1 and Flanders 2 facilities include integrated manufacturing systems, quality water improvements from Reverse Osmosis De-ionized grade water to WFI (“Water For Injection”), which is pharmaceutical grade water, and other facility infrastructure investments to support potential customer needs related to quality. We took occupancy of the Flanders 1 and 2 facilities in 2023 and began manufacturing from both locations in 2024.
Our Leland, North Carolina facility is engaged in the development, manufacture and processing of antibodies and HCP and Impurity ELISA kits, MockV Kits, as well as execution of all analytical services. The operations include R&D, laboratory, manufacturing, kitting, cold storage, shipping and waste handling capabilities. The fully customized design includes a Mass Spectrometry Center of Excellence and specialized cell culture facilities. Extensive process flow analysis has been incorporated into the facility design to optimize and enhance both our manufacturing and kit packaging operations.
Our Sterling, Virginia facility was designed to perform quality control, aliquoting, packaging and shipping and houses the appropriate space and systems.
Our Jupiter, Florida, location is a purpose built enzyme production facility that can produce enzymes to kilogram quantities. The facility includes environmental controls such as HEPA filtration, pressure, temperature, and humidity monitoring, with vertical integration of all enzyme development, production, and testing operations. Our enzymes are produced under the controls of an ISO 13485:2016 compliant QMS.
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
Other Regulatory Requirements
Environmental laws and regulations. We believe that our operations comply in all material respects with applicable laws and regulations concerning environmental protection. To date, there have been no material effects upon our earnings or competitive position resulting from our compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment. Our capital and operating expenditures for pollution control in 2024 and 2023 were not material and are not expected to be material in 2025.
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
Patents. Our intellectual property strategy is focused on protecting, through patents and other intellectual property rights, our core products and services, including CleanCap, and related instrumentation and applications. In addition, we protect our ongoing research and development into critical reagents for cell and gene therapy through patents and other intellectual property rights. Our patent portfolio generally includes patents and patent applications relating to compositions and methods for the production of CleanCap, oligonucleotides, nucleic acids, immunofluorescence assays, and mock viral particles. We may own provisional patent applications, and provisional patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications either directly or via the PCT within 12 or 30 to 32 months, respectively. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in such provisional patent applications. We cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.
Issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. Issued patents may be extended beyond the natural 20-year term for regulatory or administrative delay in accordance with provisions of applicable local law. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The following granted patents relate to our CleanCap products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	10494399	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10519189	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10913768C1	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11414453	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11878991	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11578095	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	12103944	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3352584	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3954225	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3906789	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4104687	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4140491	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2016328645	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2021206780	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2023201915	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Canada	2999274	Compositions and methods for synthesizing 5′-Capped RNAs	2036
China	ZL 202310734863.0	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40080484	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40068021	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40054592	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40075972	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	6814997	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7082174	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7594563	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Korea, Republic of	10-2500198	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Korea, Republic of	10-2670937	Compositions and methods for synthesizing 5′-Capped RNAs	2036

The following patents relate to our MockV related products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	9632087	Methods for evaluating viral clearance from a biopharmaceutical solution employing mock viral particles	2034
United States	10309963	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
Europe	3044339	Methods and kits for quantifying the removal of mock virus particles from a purified solution	2034
Europe	3250696	Stock Solution of Retrovirus Like Particles with Method and Kit	2036
Australia	2014320015	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
Australia	2021200484	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
China	105899684	Methods and kits for quantifying pseudoviral particles removed from purified solution	2034
Japan	6549126	Methods and kits for removal of mock virus particles from a purified solution	2034
United States	11754565	Methods and kits for removal of mock virus particles from a purified solution	2034
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
Human Capital Management: Empowering Our Future
Our people are integral to driving Maravai's innovation, growth, and market leadership.
As of December 31, 2024, our team had over 570 full-time employees globally. Our workforce represents a diversity of backgrounds, with 44.3% identifying as female, 55.5% as male, 0.2% as non-binary, and approximately 48.6% as ethnically or racially diverse. We take pride in the fact that, as of December 31, 2024, 27.7% of our team held advanced degrees, underscoring our emphasis on science and innovation.
Our compensation and benefits packages are designed to attract and retain the talent we need to be competitive in the markets we serve. We extend equity awards to all full-time employees through our 2020 Omnibus Incentive Plan, alongside opportunities to participate in our 2020 Employee Stock Purchase Plan, both to align employee and shareholder interests. Our commitment to excellence ensures every employee receives thorough on-the-job training. We also understand that great people managers are the key to enabling and unlocking the potential of our employees. In 2024, we continued our bi-monthly “Leading Together” people leader series with all levels of our people leaders to ensure they had the critical knowledge, perspective, and tools to develop their people and align their teams towards company goals and objectives.
We actively work to foster direct and open lines of communication between all levels of staff through our all-employee engagement survey, our quarterly all-employee town halls, management skip level meetings, and an emphasis on our core values (Connected, Open, Driven, and Empowered). Our 2024 company-wide engagement survey reached a participation rate of 95% and all levels of leadership engage in action planning based on the results.
As a leading life sciences company, we are committed to the health, safety and well-being of our employees. All employees that could be exposed to potential hazards are required to complete annual health and safety training, including laboratory chemical safety, hazard communication and hazardous waste management trainings. In 2024 we created EHS dashboards so employees can easily access and visualize EHS metrics, implemented a "weekly safety talk" communication highlighting a new safety topic each week along with safety metrics, and conducted approximately 150 equipment onboarding safety assessments, 38 Job Safety Analyses, and 314 safety inspections.
Available Information
Our website is located at www.maravai.com, and our investor relations website is located at investors.maravai.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports, are available through our investor relations website, free of charge, as soon as reasonably practicable after we electronically file or furnish them with the SEC. Our filings with the SEC are also available, free of charge, on the SEC's website at www.sec.gov. We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
•Our operating results are prone to significant fluctuation, which may make our future operating results difficult to predict and could cause our actual operating results to fall below expectations or any guidance we may provide.
•Uncertainty regarding the extent and duration of our revenue associated with high-volume sales of CleanCap® for commercial phase vaccine programs and the dependency of such revenue, in important respects, on factors outside our control.
•Shifts in the trade, economic and other policies and priorities of the U.S. federal government on our and our customers’ current and future business operations.
•Our ability to attract, retain and motivate a highly skilled workforce.
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
•Our ability to efficiently manage our strategic acquisitions and organic growth opportunities.
•Natural disasters, geopolitical instability (including the ongoing military conflicts in Ukraine and the Middle East) and other catastrophic events.
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
•Restrictions on our current and future operations under the terms applicable to our credit agreement.
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
Risks Related to Being a Public Company
•Risks and uncertainty related to the restatement of our previously issued quarterly financial statements.
•Our ability to remediate the material weaknesses in our internal control over financial reporting in a timely manner.
•Our ability to design and maintain effective internal control over financial reporting in the future.
Risks Related to Our Class A Common Stock
•The fact that investment entities affiliated with GTCR, LLC (“GTCR”) currently control a majority of the voting power of our outstanding common stock and may have interests that conflict with ours or yours in the future.
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
Access to capital is critical to many of our customers’ ability to fund research and development, particularly early-stage biotechnology and pharmaceutical companies, and historically, these companies have funded their research and development activities by raising capital privately or in the equity markets. Past declines and uncertainties in the capital markets, including as a result of ongoing macroeconomic challenges during 2023 and into 2024, including elevated interest rates and volatile credit markets, limited access to capital and negatively affected companies’ ability to fund research and development efforts due to a considerable contraction in the level of investment in venture- and private equity-backed startup companies and funding for companies at all stages, particularly early- and late-stage companies. Notwithstanding ongoing liquidity challenges, global venture capital investment increased slightly in 2024, however, investments in information technology and artificial intelligence (“AI”) companies overshadowed other sector categories, with over twice the level of investment relative to the health and life sciences sector. Lower levels of venture capital investment in the health and life sciences sector, together with hesitancy about a broader economic recovery, including as a result of geopolitical instability and actual and potential shifts in U.S. and foreign trade, economic and other policies, has led certain of our customers to implement more stringent budgetary policies designed to conserve capital, which in turn, caused a reduction in research and development spending and a decline in further purchases of our products and services. We have no assurance as to whether, or when, such research and development spending may stabilize or increase, if at all. Further, if the funding of venture- and private equity-backed biotechnology and pharmaceutical companies remains weak or weakens further, the research and development budgets of our customers may be further reduced or eliminated altogether, which could impact future demand for our products and services.
If our customers maintain stringent budgetary policies or further reduce their spending on our products and services as a result of any of these or other factors, our business, financial condition, results of operations, cash flows and prospects would be materially and adversely affected.
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

Our operating results are prone to significant fluctuations, which may make our future operating results difficult to predict and could cause our actual operating results to fall below expectations or any guidance we may provide.
We have no control over the timing and volume of purchases by our customers. We estimate that revenue from high-volume sales of CleanCap® for commercial phase vaccine programs represented approximately 25.4%, 21.0% and 67.9% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The amount, timing and durability of future high-volume CleanCap® orders have become increasingly difficult to forecast because historical customers for such orders have been unable or unwilling to provide visibility into their anticipated future needs and plans to purchase CleanCap®. As a result, our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our revenues and future operating results, and if high-volume orders for CleanCap® do not materialize in the future at similar or greater levels than they have in the past, our revenues and cash flows will significantly decrease which, in turn, could have a material adverse impact on our future operating results and financial condition.
Fluctuations in our operating results may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
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
•the success of our newer products, such as our CleanCap® and mRNA products;
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
The extent and duration of our revenue associated with high-volume sales of CleanCap® for commercial phase vaccine programs are uncertain and are dependent, in important respects, on factors outside our control.
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of commercial phase vaccines, notably COVID-19 vaccines. During each of the years ended December 31, 2022, 2021 and 2020, our results of operations and cash flows were significantly and positively impacted by high-volume sales of our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA, for commercial vaccines. However, as a result of the general decrease in market demand for COVID-19 related products and services, including the supply and manufacture of COVID-19 vaccines, and in particular, following the end of U.S. federal public health emergency declaration and World Health Organization declaration of the end of the pandemic in early May 2022, we experienced substantial declines in high-volume orders for CleanCap®. For the years ended December 31, 2024, 2023 and 2022, we estimate that revenue from high-volume sales of CleanCap® for commercial phase vaccine programs and related services represented approximately 25.4%, 21.0% and 67.9%, respectively, of our total revenues. We expect to experience further declines in high-volume sales of CleanCap® for the aforementioned reasons, as well as a result of unused inventory of our products that our customers have on hand, which are not indication-specific. We are currently unable to fully estimate the impact of this unused inventory on our future revenues, nor are we able to predict when or if our customers will resume purchasing CleanCap® analogs for commercial phase vaccine production, if at all. Our longer-term revenue prospects for high-volume CleanCap® orders are highly uncertain but are expected to remain substantially lower than pandemic highs. Additionally, the ongoing manufacture and supply of COVID-19 vaccines (including bivalent booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the emergence, duration and intensity of new virus variants; regional resurgences of the virus globally; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; competition faced by our customers from other COVID-19 vaccine manufacturers and the development and availability of antiviral therapeutic alternatives; political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines; the politicization of vaccinations and increase in vaccine skepticism; and the U.S. economy and global economy. As the supply and manufacture of COVID-19 vaccines by our customers slows, or becomes no longer necessary, including if COVID-19 vaccines by our customers’ competitors are determined or perceived to be more effective, we expect that demand for high-volume sales of CleanCap® will continue to significantly decrease, which would have a material adverse effect on our revenue, results of operations and financial condition.
Shifts in the trade, economic and other policies and priorities of the U.S. federal government could negatively impact, directly or indirectly, our and our customers’ current and future business operations and our financial condition, revenue and earnings.
Our reagents are sold primarily to biopharmaceutical and academic organizations developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, institutional and governmental budgetary policies, mergers of pharmaceutical and biotechnology companies, spending priorities, and general economic conditions. Our biologics safety testing customers are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies, which largely serve the biopharmaceutical industry. Our nucleic acid production customers are largely vaccine and therapeutic drug makers or diagnostics manufacturers, which rely in part on government healthcare-related policies and funding. As a result, changes in government funding for certain research, decreases in or the imposition of limits on government spending more generally (including if the Office of Management and Budget reenacts its call for a freeze on payments for federal grants), skepticism of or hostility to mRNA as a modality, or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them, which would negatively affect our business, operations and financial condition.
Additionally, demand for our products and services could be adversely impacted if changes in U.S. federal budgetary policy or actual and potential shifts in U.S. and foreign trade policy, including the imposition (or threatened imposition) of tariffs, trade restrictions or potential retaliatory actions, cause customers to reduce their operating budgets, adversely impact our customers’ ability to commit funds to purchase our products, or otherwise cause customers to delay, cancel, decrease or forego purchases of our products and services. Further, since the majority of our customers’ contracts can be terminated, delayed or reduced in scope upon short notice or no notice, this may require us to carry excess inventory to manage through unevenness in order activity and lead to unanticipated fluctuations in our quarterly revenue and earnings. If we are not able to forecast and adequately manage through changes in our customers’ order requirements, our productivity, profitability, results of operations, cash flows and financial position could be negatively impacted. A significant reduction or delay in governmental funding as a result of changes to U.S. federal budgetary policy, or the perception that a shift in budgetary policy may occur, could cause a decline in demand for our products and services and adversely affect our performance and result in declines in our revenue and earnings.
Our ability to develop and market our products and services and our overall performance depends on our ability to attract, retain and motivate a highly skilled workforce.
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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In recent years, recruiting, hiring and retaining employees with expertise in our industry and in the geographies where we operate has become increasingly difficult as the demand for skilled professionals has increased. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and services and our business, financial condition, results of operations, cash flows and prospects.
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
Gene therapy and nucleic acid vaccines remain relatively new and are under active development, with only a few gene therapies and nucleic acid vaccines, including those for COVID-19, approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or nucleic acid vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. Following the release of nucleic acid COVID-19 vaccines, including those that incorporate our CleanCap® products, segments of the population have criticized their safety and efficacy impacting vaccine demand. In addition, ethical, social, legal and financial concerns about gene therapy and nucleic acid vaccines, including COVID-19 vaccines, and more recent vaccine skepticism trends, notwithstanding medical evidence about their effectiveness, could result in additional regulations or limitations or even prohibitions on certain gene therapies or certain vaccine-related products. Our customers’ use of our products and services in therapeutic and vaccine development programs for other (non-COVID-19-related) indications could be impacted by more restrictive regulations or negative public perception, which could negatively affect our business prospects, revenue and results of operation.
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
We are subject to the risk of disruption by earthquakes, hurricanes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war (including any escalation of the ongoing military conflicts in Ukraine or the Middle East), terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a significant negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products and services to our customers.
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
We expect a portion of our future revenue growth to come from introducing new products, including discovery mRNA offerings and IVT enzyme offerings. The commercial success of all of our products and services will depend upon their acceptance by the life science and biopharmaceutical industries. Some of the products and services that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products and services, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products, services and technologies, our results of operations may suffer and, as a result, the market price of our Class A common stock may decline.
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

We may be unable to efficiently manage growth opportunities as a larger and more geographically diverse organization.
Our strategic acquisitions, the continued expansion of our commercial sales operations and our organic growth opportunities have increased the scope and complexity of our business. As a result, we will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully a geographically more diverse and substantially larger organization could materially adversely affect our operating results.
Opportunistic acquisitions may pose risks and challenges that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
We have made in the past, and may make in the future, selected opportunistic acquisitions of complementary businesses, products, services or technologies. In January 2023, we completed the acquisition of Alphazyme, LLC, an original equipment manufacturer provider of custom molecular biology enzymes, servicing customers in the genetic analysis and nucleic acid synthesis markets to complement our nucleic acid production business, in January 2025, we acquired the intellectual property and related assets of Molecular Assemblies, Inc., developers of enzymatic DNA synthesis technology to complement our nucleic acid production business, and in February 2025, we completed the acquisition of Officinae Bio, S.R.L., a technology company with a proprietary digital platform designed with AI and machine learning capabilities to support the biological design of therapeutics to complement our nucleic acid production business. However, we may be unable to continue to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital, particularly during a period of disruption and volatility within the global capital and credit markets.
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
We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments become impaired in the future.
We are required under U.S. generally accepted accounting principles (“GAAP”) to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Factors that could lead to impairment of goodwill, amortizable intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. For example, in connection with preparing our financial statements for the quarter ended September 30, 2024 and December 31, 2024, we identified certain indicators of impairment and recorded a goodwill impairment of $154.2 million related to the TriLink reporting unit and of $11.9 million related to the Alphazyme reporting unit, respectively, both within our nucleic acid production segment.
We continue to foresee challenges in the market and economy that could adversely impact our operations and to the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill and other intangible assets of our reporting units, could in the future require us to record additional charges to earnings if our goodwill, amortizable intangible assets or other investments become impaired. Any such charge would adversely impact our consolidated financial results, and may cause a decline in our stock price.
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
Revenue from our largest customers were 20.8%, 19.3% and 61.2% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue. See also “—The extent and duration of our revenue associated with high-volume sales of CleanCap® for commercial phase vaccine programs is uncertain and are dependent, in important respects, on factors outside our control.”
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
We rely on certain distributors in order to market and sell our products and services in in certain international markets, particularly our biologics safety testing products and services in China. Our distributor in China accounted for 4.6% of our total revenues in the year ended December 31, 2024. If we are unable to maintain this distributor or enter into a similar arrangement with another distributor, or our current or future distributors do not perform adequately, our revenues and results of operations would likely be adversely impacted, at least temporarily. Additionally, changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Furthermore, our revenues from such distributors could be negatively impacted by macroeconomic conditions specific to the geographic markets in which our products and services are marketed and sold, geopolitical risks and other risks described below under “We are subject to financial, operating, legal and compliance risks associated with global operations.”
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
Certain of our raw materials are sourced from a limited number of suppliers and some materials, including a proprietary DNA reagent, certain packaging materials, specific cell lines for Cygnus Technologies’ operations and certain raw materials used in our nucleic acid production products, as well as those raw materials sold under the Glen Research brand, are sole sourced. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. In recent years, global supply chains have faced challenges, including material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers. More recently, geopolitical instability and U.S. foreign trade policy, including the imposition or threatened imposition of tariffs or other trade restrictions, could increase macroeconomic uncertainty at a global level and lead to supply chain constraints and delays. Any interruption of our supply chain could significantly affect our business, financial condition, results of operations, cash flows and prospects. While we may identify other suppliers, raw materials furnished by such replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. There can be no assurance that we will be able to secure alternative materials and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in obtaining raw materials, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.
We depend on a stable and adequate supply of quality raw materials from our suppliers, and price increases or interruptions of such supply could have an adverse impact on our business, financial condition, results of operations, cash flows and prospects.
Our operations depend upon our ability to obtain raw materials at reasonable prices. Cost and wage inflation, supply disruptions and logistics capacity constraints have increased in the past, or may increase in the future, our costs to manufacture and distribute our products and services. If we are unable to obtain the materials we need at a reasonable price due to inflationary pressures or other factors, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations.
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
Because we rely heavily on third-party package-delivery services, a significant disruption in these services, damages or losses sustained during shipping or significant increases in shipping costs could adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
We engage in business globally, with approximately 51%, 51% and 62% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively, coming from outside the U.S. In addition, one of our strategies is to expand geographically, both through distribution and through direct sales. This subjects us to a number of risks, including international economic, geopolitical, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; new or increased tariffs (or potential retaliatory actions taken in response thereto), quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.
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
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, government regulators and other market participants. More recently, certain ESG policies, initiatives and activities have become politicized, with ideologically opposing perspectives, such that companies may find themselves unable to satisfactorily consider or address one stakeholder’s concerns without creating concerns among another set of stakeholders with an opposing viewpoint. If we are unable to meet our ESG initiatives or evolving investor, industry, or customer expectations and standards, we are perceived to have not responded adequately on any number of ESG matters, or we draw scrutiny from certain people or groups with an opposing viewpoint, we risk damage to our brand and reputation, adverse impacts to our ability to secure government contracts, decreased desirability of our common stock to investors, or limited access to capital markets and other sources of financing..
There is no guarantee that any ESG or sustainability goals set forth in our ESG initiatives will be achieved on the desired timeframe or at all, and the achievement of any such goals may require the incurrence of additional costs or the implementation of operational changes, any of which could adversely affect the Company’s results of operations.
Additionally, changes in legal and regulatory requirements related to ESG have been issued in the State of California and the E.U., its Member States and other countries, particularly with respect to climate change, emission reduction and environmental stewardship, amongst other regulatory efforts. As a result, we expect legal, regulatory and reporting requirements related to ESG matters to continue to expand globally and increase our costs of compliance.
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
The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we or our collaborators may only pursue, obtain or maintain patent protection in a limited number of countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate or narrow the scope of an issued patent or prevent our pending patent applications from issuing as patents. This may be (1) because patent applications in the United States, Europe and many other non-U.S. jurisdictions are typically not published until 18 months after filing, or in some cases not at all, (2) because publications of discoveries in scientific literature lag behind actual discoveries, and (3) because we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or any in-licensed issued patents or pending patent applications, or that we or our licensors were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Even if patents do successfully issue, such patents may not adequately protect our intellectual property, provide exclusivity for our current or future products, prevent others from designing around our claims or otherwise provide us with a competitive advantage. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. In addition, third parties have challenged in the past and may further challenge in future the validity, enforceability, ownership, inventorship or scope of any of our patents. Any successful challenge to any of our patents could deprive us of rights necessary for the successful commercialization of our current or future products and could impair or eliminate our ability to collect future revenue and royalties with respect to such products. If any of our patent applications with respect to our current or future products fail to result in issued patents, if their breadth or strength of protection is narrowed or threatened, or if they fail to provide meaningful exclusivity or competitive position, it could dissuade companies from collaborating with us or otherwise adversely affect our competitive position.
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

Third parties have raised similar claims in the past, and may raise similar claims in the future, before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our current or future products or provide any competitive advantage. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or all of the patent protection on one or more of our current or future products, which could result in our competitors and other third parties using our technology to compete with us. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, cash flows and prospects.
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
For example, the Leahy-Smith America Invents Act (the “America Invents Act”), was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Specifically, the America Invents Act reformed United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system. Under a “first inventor to file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor was the first to invent the invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications. Circumstances may arise that could prevent us from promptly filing patent applications on our inventions and allow third parties to file patents claiming our inventions before we are able to do so. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings, including reexamination proceedings, inter partes review, post grant review and derivation proceedings. These adversarial proceedings at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than in a litigation in a U.S. federal court.
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
As of December 31, 2024, we had total current and long-term indebtedness outstanding of approximately $295.9 million, including term loans of $299.7 million less unamortized debt issuance costs of $3.8 million. We may incur significant additional indebtedness in the future. If we increase our current indebtedness levels, the risks related to our indebtedness as set forth herein could intensify.
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
Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our credit agreement have important consequences, including:
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
•making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under our credit agreement, bear variable rates of interest; and
•making us more vulnerable in the event of a downturn in our business.
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
Certain borrowings under our credit agreement bear variable rates of interest. An increase in interest rates directly increases the amount of interest we are required to pay on our variable rate borrowings, and negatively impacts our net income and cash flows, including cash available for servicing our indebtedness more generally.

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
If our cash flows and other capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, raise additional capital or seek to restructure or refinance our indebtedness. If we issue additional equity to repay all or a portion of our indebtedness, our shareholders may experience significant dilution of their equity interests. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, including the requirement to maintain specified liquidity or other ratios or restrictions on our ability to pay dividends or make acquisitions. If these alternative measures are not successful, we may be required to sell material assets or operations to attempt to meet our debt service obligations. Further, we may not be able to consummate these asset sales (including as a result of restrictions imposed on us under our credit agreement) or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due.
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
We expect that the aggregate payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law, we expect that no future payments under the Tax Receivable Agreement relating to the purchase by Maravai LifeSciences Holdings, Inc. of LLC Units from MLSH 1 and the corresponding tax attributes are probable. This determination is based on our estimate of taxable income for the year ended December 31, 2024. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Maravai LifeSciences Holdings, Inc. by Topco LLC are not sufficient to permit Maravai LifeSciences Holdings, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.
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
The Tax Receivable Agreement liability is recorded on the consolidated balance sheets as a contingent liability under ASC 450, “Liabilities,” and reflects management’s assessment that positive future taxable income and realization of cash tax savings are probable. Management’s assessment of whether payment of the Tax Receivable Agreement liability is probable is generally based on the determination as to whether it is more likely than not that the deferred tax assets will be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2023, we established a full valuation allowance against our deferred tax assets and derecognized the remaining non-current liability under the Tax Receivable Agreement after concluding it was not probable that we would generate sufficient future taxable income to utilize deferred tax assets that would result in payments due under the Tax Receivable Agreement. There have been no changes to our position as of December 31, 2024. If revised forecasts of our future taxable income or other relevant factors result in us releasing all or a portion of the valuation allowance recorded against the deferred tax assets applicable to the aforementioned tax attributes in a future period, the remaining Tax Receivable Agreement liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. It is impossible to predict when and to what extent, if at all, such valuation allowance will be released, and therefore whether we would again be required to recognize all or a portion of the Tax Receivable Agreement liability, which would adversely impact our future results of operations, possibly in a material manner.
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
Unanticipated changes in our effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
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
Risks Related to Being a Public Company
The restatement of our previously issued quarterly financial statements has subjected us to additional costs, risks and uncertainty and may also affect investor confidence and harm our reputation.
As discussed in Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined that our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 required restatement primarily to correct an error we identified relating to the timing of revenue recognition for a product sale with non-standard contractual terms. Assessment of the error and the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, and the ongoing process of remediating the material weaknesses in our internal control over financial reporting have diverted management’s attention and caused us to incur unanticipated expenses for legal, audit and other professional services fees. The restatement and the associated non-reliance on our previously issued quarterly financial statements and other related financial information could also cause investors to lose confidence in our financial reporting and harm our reputation, which in turn, could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We are currently subject to a putative securities class action lawsuit, and face the potential for additional, litigation or regulatory inquiries in connection with or related to the restatement and associated material weaknesses, including claims involving the U.S. federal securities laws. Litigation and any regulatory inquiries are likely to divert management’s time and attention and, regardless of the outcome of such litigation, we will incur legal and other costs of defense, which could be significant. Further, if we do not prevail in the litigation, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to additional legal and business risks and uncertainties.
As disclosed in Part II, Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, we identified the following material weaknesses as of December 31, 2024:
•we did not design and operate effective controls over the Company’s revenue process; and
•we did not operate effective controls over the Company’s quantitative goodwill impairment assessment.
The material weaknesses related to our revenue process resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024. As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. While we are actively engaged in the process of designing and implementing a plan, including appropriate controls, to remediate the identified material weaknesses, there can be no assurance that our actions will fully remediate the material weaknesses in a timely manner, if at all. The implementation of remediation measures will require validation and testing of the design and operating effectiveness of the respective controls over several financial reporting cycles. If the actions we take do not sufficiently remediate the material weaknesses in a timely manner, our ability to record, process and report financial information accurately could be adversely affected, and there may continue to be a reasonable possibility that these control deficiencies, or others, could result in an additional material misstatement of our financial statements that would not be prevented or detected on a timely basis. If this occurs, it could jeopardize our ability to comply with our financial reporting obligations, including under SEC rules and regulations, NASDAQ listing standards and the financial covenants under our credit agreement, and expose us to additional risks as further discussed below.
If we are unable to design and maintain proper and effective internal control over financial reporting in the future, or our internal control over financial reporting is determined by us or our auditors to not be operating effectively, we may be exposed to additional risks and investor confidence in us and the value of our Class A common stock could be adversely affected.
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
As noted above and further disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024,and as a result, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024. While we are actively engaged in the process of designing appropriate controls to address these material weaknesses, there can be no assurance that the actions will fully remediate the material weaknesses in a timely manner or that there will not be additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the identified material weaknesses in a timely manner, or at all, or are otherwise unable to maintain effective internal control over financial reporting in the future, our ability to record, process and report financial information accurately, and to comply with our financial reporting obligations, could be adversely impacted.
If this occurs, it could jeopardize our ability to comply with our financial reporting obligations, including under SEC rules and regulations, NASDAQ listing standards and the financial covenants under our credit agreement, which, in turn, could subject us to regulatory enforcement actions or stockholder litigation, cause us to breach the covenants under our credit agreement, limit our ability to access the credit and capital markets, adversely affect investor confidence in us and the value of our Class A common stock, and harm our reputation, which may make it more difficult for us to market and sell products and services to new and existing customers.
The pending putative securities class action as well as future potential litigation or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs, which could be significant, and raise other risks to our business operations.
Risks Related to Our Class A Common Stock
GTCR controls us, and its interests may conflict with ours or yours in the future.
As of December 31, 2024, investment entities affiliated with GTCR collectively controlled approximately 52% of the voting power of our outstanding common stock and therefore GTCR controls the outcome of all matters submitted to a vote of our shareholders. This control enables GTCR to control the election of the members of the Board and all other corporate decisions. Even when GTCR ceases to control a majority of the total voting power, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, GTCR will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2024, we had 141,976,348 outstanding shares of Class A common stock, 20,150,005 of which were held by MLSH 2, and further, as of December 31, 2024, an additional 110,684,080 shares of Class A common stock are issuable upon the exchange by MLSH 1 of its interest in Topco. Because each of MLSH 1 and MLSH 2 is controlled by GTCR and is considered an “affiliate” of ours, the shares of Class A common stock held by MLSH 1 and MLSH 2 are subject to certain restrictions on resale imposed by U.S. federal securities laws. However, pursuant to a registration rights agreement, MLSH 1 and MLSH 2 have the right to request that we register these shares in which case the shares would be able to be freely sold in the public market without such restrictions. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, information systems, business operations, and products and related services. We have adopted security-control principles based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST”), other global standards, and contractual requirements, as applicable. We also leverage government partnerships, industry and government associations, third-party benchmarking, audits, threat intelligence feeds, and other similar resources to inform our cybersecurity efforts and allocate resources.
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
Stock Performance Graph
The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 20, 2020 (the first day of trading of our common stock), through December 31, 2024 for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our Class A common stock to date. The stockholder return shown in the graph below may not be indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders of Common Stock
As of March 11, 2025, there were two holders of record of our Class A common stock. This number does not include a greater number of beneficial holders of our Class A common stock whose shares are held by clearing houses, banks, brokers and other financial institutions which are aggregated into a single holder of record.
As of March 11, 2025, there was one holder of record of our Class B common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our Class A common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, including our credit agreement, and will depend on our results of operations, financial conditions, capital requirements and other factors that our Board deems relevant.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024 regarding shares of our Class A common stock that may be issued under the Company’s equity compensation plans, consisting of our 2020 Omnibus Incentive Plan and our 2020 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	11,023,468	$6.01	62,828,656
Total	11,023,468	$6.01	62,828,656
____________________
(1)Includes 10,215,364 shares of our Class A common stock that remain available for purchase under the 2020 Employee Stock Purchase Plan and 65,088,616 shares of our Class A common stock that remain available for grant under the 2020 Omnibus Incentive Plan. The 2020 Omnibus Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the Plan, equal to the lesser of (a) 4.0% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors (the “Board”). The 2020 Employee Stock Purchase Plan also provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the plan, equal to the lesser of (a) 1.25% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that the shares reserved under the ESPP shall not exceed an aggregate of 10,948,877 shares of our Class A common stock.
(2)The weighted average exercise price includes restricted stock unit and performance stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock units and performance stock units is $20.18.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis reflects our historical consolidated results of operations and financial position, and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” Please also see the section titled “Special Note Regarding Forward Looking Statements.” We were incorporated in August 2020 and, pursuant to the organizational transactions described in Note 1 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the organizational transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the organizational transactions and the initial public offering have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
This discussion and analysis generally addresses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2023 Annual Report on Form 10-K filed with the SEC on February 29, 2024.

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
We have and will continue to build a transformative life sciences products company by acquiring businesses and accelerating their growth through capital infusions and industry expertise. Biomedical innovation is dependent on a reliable supply of reagents in the fields of nucleic acid production and biologics safety testing. From inventive startups to the world’s leading biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies, these customers turn to us to solve their complex discovery challenges and help them streamline and scale their supply chain needs beginning from research and development through clinical trials to commercialization.
Our primary end customers are biopharmaceutical companies who are pursuing novel research and product development programs. Our customers also include a range of government, academic and biotechnology institutions.
As of December 31, 2024, we employed a team of over 570 full-time employees, approximately 28% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 49.0% and 48.8% for the years ended December 31, 2024 and 2023, respectively.
We generated revenue of $259.2 million and $288.9 million for the years ended December 31, 2024 and 2023, respectively.
Total revenue by segment was $196.3 million in Nucleic Acid Production and $62.8 million in Biologics Safety Testing for the year ended December 31, 2024. Total revenue by segment was $224.8 million in Nucleic Acid Production and $64.2 million in Biologics Safety Testing for the year ended December 31, 2023.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general, and administrative expenses of $161.8 million and $151.4 million for the years ended December 31, 2024 and 2023, respectively.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $19.2 million and $17.3 million for the years ended December 31, 2024 and 2023, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
2024 and Recent Developments
Goodwill Impairment
In connection with preparing our financial statements for the third quarter of 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. We revised our long-term forecast to reflect lower projected near-term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. As such, we performed a quantitative goodwill impairment test on each of our four reporting units and as a result, we concluded that the TriLink reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $154.2 million on the consolidated statements of operations, which was the entire goodwill balance at the TriLink reporting unit. No impairment was recorded for any of our remaining three reporting units.
In connection with preparing our financial statements for the year ended December 31, 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecast process and the sustained decline in our stock price. As of December 31, 2024, we revised our long-term forecast to reflect lower projected near-term revenues due to lower demand in enzyme products within our Nucleic Acid Production business. As such, we performed a quantitative goodwill impairment test on each of our reporting units with goodwill as of December 31, 2024, and as a result, we concluded that the Alphazyme reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $11.9 million on the consolidated statements of operations. No impairment was recorded for any of our other reporting units at that time.
See Note 4 to our consolidated financial statements for additional information.
Voluntary Prepayments on Term Loan
In December 2024, we voluntarily pre-paid, using cash on hand, $228.0 million of aggregate principal amount of the $600.0 million term loan facility provided under our credit agreement (“Term Loan”). There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, we wrote off a portion of pre-existing deferred financing costs associated with the Term Loan.
Acquisition of Assets and Intellectual Property from Molecular Assemblies
In January 2025, we acquired assets and intellectual property from Molecular Assemblies, expanding TriLink’s ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats nucleic acid-based therapies. The total consideration for this acquisition was a purchase price of $11.5 million, subject to customary post-closing adjustments.
Acquisition of Officinae Bio
In February 2025, we completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. The total consideration to acquire Officinae consisted of a base cash provisional purchase price of $10.0 million, subject to customary post-closing adjustments, and potential contingent consideration payments of up to $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain milestone and up to an additional $30.0 million payable in a mix of cash and shares of our Class A common stock upon the achievement of certain milestones.
Trends and Uncertainties
Our results of operations and cash flows substantially benefit from high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs. We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 25.4% and 21.0% of our total revenues for the years ended December 31, 2024 and 2023, respectively. The amount, timing and durability of future high-volume CleanCap orders have become increasingly difficult to forecast because historical customers for such orders have been unable or unwilling to provide visibility into their anticipated future needs and plans to purchase CleanCap. If high-volume orders for CleanCap do not materialize in the future at similar or greater levels than they have in the past it will significantly decrease our revenue and cash flow which, in turn, could have a material adverse impact on our operating results and financial condition in the future.
While we believe that the long-term trend of biopharmaceutical customers relying on outside parties to provide important inputs and services for their clinical research and manufacturing remains a long-term growth driver for us, lower demand for research and discovery products within our Nucleic Acid Production business coupled with slower than expected mRNA clinical trial progressions negatively impacted our revenue and operating results in the year ended December 31, 2024, which trend may continue and result in slower growth and/or cause a further decline in our revenues in the future.
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
Adjusted EBITDA is a non-GAAP financial performance measure that we define as net (loss) income adjusted for interest, provision for income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.

Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe this performance measure is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons of performance on a consistent basis across reporting periods. Further, we believe this performance measure is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our credit agreement that governs our ability to access more than $58.5 million in aggregate letters of credit and available borrowings under the $167.0 million revolving credit facility provided under our credit agreement (the “Revolving Credit Facility”). In addition, if we borrow more than $58.5 million under the Revolving Credit Facility, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Credit Agreement” below for a discussion of this financial covenant.
Adjusted EBITDA is not a GAAP-based measure and therefore, may have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA do not reflect:
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $259.2 million and $288.9 million for the years ended December 31, 2024 and 2023, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation, and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the years ended December 31, 2024 and 2023.

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
Goodwill Impairment
Goodwill impairment is recorded in connection with the impairment testing of our goodwill, and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amount. In connection with the preparation of our financial statements for the third and fourth quarters of 2024, we performed quantitative goodwill impairment tests which resulted in a total goodwill impairment of $166.2 million. See Note 4 to our consolidated financial statements for additional information.
Restructuring
Restructuring costs primarily consist of severance and other employee-related costs, facility and other exit costs, professional fees and other restructuring costs resulting from the Cost Realignment Plan, which was implemented in November 2023. See Note 3 to our consolidated financial statements for additional information.
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
Loss on extinguishment of debt
Loss on extinguishment of debt represents the write-off of remaining unamortized debt issuance costs in connection with the voluntary partial prepayment of our Term Loan and the write-off of capitalized financing costs for the refinancing of our revolving credit facility.

Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
During the years ended December 31, 2024 and 2023, we determined that making a payment under the Tax Receivable Agreement for subsequent years was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the Tax Receivable Agreement. As a result, we remeasured the non-current portion of the liability due under the Tax Receivable Agreement to zero as of December 31, 2023 and recorded a corresponding gain on Tax Receivable Agreement liability remeasurement. There have been no changes to our position as of December 31, 2024.
Other Income (Expense)
Other income (expense) primarily consists of adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC, which was completed in January 2022.
Income Tax Expense (Benefit)
As a result of our ownership of LLC Units in Topco LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates. In addition, we evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the year ended December 31, 2023, we recognized a full valuation allowance against our deferred tax assets and recorded a corresponding income tax expense. There have been no changes to our position as of December 31, 2024.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of operations. As of December 31, 2024, we held approximately 56.2% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.8% of the outstanding LLC Units of Topco LLC.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2024	2023	Year-Over-Year Change
	(in thousands, except per share data)
Revenue	$259,185	$288,945	(10.3)%
Operating expenses:
Cost of revenue (1)	150,876	148,743	1.4%
Selling, general and administrative (1)	161,771	151,390	6.9%
Research and development (1)	19,221	17,280	11.2%
Change in estimated fair value of contingent consideration	(2,003)	(3,286)	(39.0)%
Goodwill impairment	166,151	—	*
Restructuring (1)	(1,214)	6,466	*
Total operating expenses	494,802	320,593	54.3%
Loss from operations	(235,617)	(31,648)	644.5%
Other (expense) income, net	(25,865)	649,384	(104.0)%
(Loss) income before income taxes	(261,482)	617,736	(142.3)%
Income tax (benefit) expense	(1,860)	756,111	(100.2)%
Net loss	$(259,622)	$(138,375)	87.6%
Net loss attributable to non-controlling interests	(114,776)	(19,346)	493.3%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(144,846)	$(119,029)	21.7%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(1.05)	$(0.90)
Weighted average number of Class A common shares outstanding, basic and diluted	137,906	131,919

Adjusted EBITDA (Non-GAAP financial measure)	$35,922	$65,309
____________________
*Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Year-Over-Year Change
Cost of revenue	$9,649	$7,324	31.7%
Selling, general and administrative	36,023	24,650	46.1%
Research and development	4,968	2,715	83.0%
Restructuring	(1,225)	(101)	1112.9%
Total stock-based compensation expense	$49,415	$34,588	42.9%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2024	2023	Year-Over-Year Change	2024	2023
Nucleic Acid Production	$196,345	$224,769	(12.6)%	75.8%	77.8%
Biologics Safety Testing	62,840	64,176	(2.1)%	24.2%	22.2%
Total revenue	$259,185	$288,945	(10.3)%	100.0%	100.0%
Total revenue was $259.2 million for the year ended December 31, 2024 compared to $288.9 million for the year ended December 31, 2023, representing a decrease of $29.8 million, or 10.3%.
Nucleic Acid Production revenue decreased from $224.8 million for the year ended December 31, 2023 to $196.3 million for the year ended December 31, 2024, representing a decrease of $28.4 million, or 12.6%. The decrease in Nucleic Acid Production was primarily driven by lower demand for research and discovery products.
Biologics Safety Testing revenue decreased from $64.2 million for the year ended December 31, 2023 to $62.8 million for the year ended December 31, 2024, representing a decrease of $1.3 million, or 2.1%. The decrease was primarily driven by lower demand in the bioprocessing market, particularly in China.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of December 31, 2024, all of our long-lived assets were located within the United States.

The following schedules include revenue, expenses, and adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$196,345	$62,840	$259,185

Less:
Cost of revenue (1)	94,694	9,918
Selling and marketing (1)	20,722	2,921
General and administrative (1)	20,370	4,197
Research and development (1)	9,713	1,960
Other segment items (2)	33	3
Adjusted EBITDA	50,813	43,841	$94,654
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization			(27,531)
Depreciation			(20,852)
Interest expense			(47,700)
Interest income			27,403
Corporate costs, net of eliminations			(58,732)
Other adjustments:
Acquisition contingent consideration			2,003
Acquisition integration costs			(5,559)
Stock-based compensation			(49,415)
Merger and acquisition related expenses			(1,728)
Loss on extinguishment of debt			(3,187)
Acquisition related tax adjustment			(2,306)
Tax Receivable Agreement liability adjustment			(40)
Goodwill impairment			(166,151)
Restructuring costs (3)			(11)
Other			(2,330)
Loss before income taxes			(261,482)
Income tax benefit			1,860
Net loss			$(259,622)

	Year Ended December 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$224,769	$64,176	$288,945
Intersegment revenues	—	3	3
	224,769	64,179	288,948
Elimination of intersegment revenues			(3)
Total consolidated revenues			$288,945

Less:
Cost of revenue (1)	94,040	9,620
Selling and marketing (1)	18,580	2,295
General and administrative (1)	22,474	4,242
Research and development (1)	7,010	1,077
Other segment items (2)	7	37
Adjusted EBITDA	82,658	46,908	$129,566
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization			(27,356)
Depreciation			(12,898)
Interest expense			(45,892)
Interest income			27,727
Corporate costs, net of eliminations			(64,257)
Other adjustments:
Acquisition contingent consideration			3,286
Acquisition integration costs			(12,695)
Stock-based compensation			(34,588)
Merger and acquisition related expenses			(4,392)
Acquisition related tax adjustment			(1,293)
Tax Receivable Agreement liability adjustment			668,886
Restructuring costs (3)			(6,567)
Other			(1,791)
Income before income taxes			617,736
Income tax expense			(756,111)
Net loss			$(138,375)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized loss (gain) on foreign exchange transactions.
(3)For the years ended December 31, 2024 and 2023, stock-based compensation benefit of $1.2 million and $0.1 million, respectively, related to forfeited stock awards in connection with the Cost Realignment Plan is included on the stock-based compensation line item.
There was no intersegment revenue during the year ended December 31, 2024. During the year ended December 31, 2023, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2024 and 2023.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(259,622)	$(138,375)
Add:
Amortization	27,531	27,356
Depreciation	20,852	12,898
Interest expense	47,700	45,892
Interest income	(27,403)	(27,727)
Income tax (benefit) expense	(1,860)	756,111
EBITDA	(192,802)	676,155
Acquisition contingent consideration (1)	(2,003)	(3,286)
Acquisition integration costs (2)	5,559	12,695
Stock-based compensation (3)	49,415	34,588
Merger and acquisition related expenses (4)	1,728	4,392
Loss on extinguishment of debt (5)	3,187	—
Acquisition related tax adjustment (6)	2,306	1,293
Tax Receivable Agreement liability adjustment (7)	40	(668,886)
Goodwill impairment (8)	166,151	—
Restructuring costs (9)	11	6,567
Other (10)	2,330	1,791
Adjusted EBITDA	$35,922	$65,309
____________________
(1)Refers to the change in the estimated fair value of contingent consideration related to completed acquisitions.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of, the Company’s acquisition of MyChem, LLC (“MyChem”) and Alphazyme, LLC (“Alphazyme”), which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continue to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continue to be employed by TriLink. The Company considers the payment of these retention payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $5.2 million (MyChem $1.8 million; Alphazyme $3.4 million) and $11.9 million (MyChem $9.3 million; Alphazyme $2.6 million) for the years ended December 31, 2024 and 2023, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. The remaining retention accrual for Alphazyme is $3.4 million, expected to be accrued ratably each quarter through December 31, 2025, with payments expected to be made in the first quarter of 2026. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of December 31, 2024.
(3)Refers to non-cash expense associated with stock-based compensation.
(4)Refers to diligence, legal, accounting, tax and consulting fees incurred associated with acquisitions that were pursued but not consummated.
(5)Refers to the non-cash loss incurred on partial extinguishment of debt primarily associated with the voluntary prepayment on the Term Loan.
(6)Refers to non-cash expense associated with adjustments to the carrying value of the indemnification asset recorded in connection with the acquisition of MyChem.
(7)For the year ended December 31, 2024, refers to the adjustment of the Tax Receivable Agreement liability primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate. For the year ended December 31, 2023, refers to the adjustment of our Tax Receivable Agreement liability primarily due to remeasuring the non-current portion of the liability to zero as we no longer consider the payments under the agreement to be probable.
(8)Refers to the goodwill impairment recorded for our Nucleic Acid Production segment.

(9)Refers to restructuring costs associated with the Cost Realignment Plan, which was implemented in November 2023. For the years ended December 31, 2024 and 2023, stock-based compensation benefit of $1.2 million and $0.1 million, respectively, related to forfeited equity awards in connection with the restructuring is included in the stock-based compensation line item.
(10)For the year ended December 31, 2024, refers to the loss on abandoned projects, severance payments, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, and other non-recurring costs. For the year ended December 31, 2023, refers to severance payments, legal settlement amounts, inventory step-up charges in connection with the acquisition of Alphazyme, certain working capital and other adjustments related to the acquisition of MyChem, and other non-recurring costs.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2024	2023	Year-Over-Year Change	2024	2023
Cost of revenue	$150,876	$148,743	1.4%	58.2%	51.5%
Selling, general and administrative	161,771	151,390	6.9%	62.5%	52.4%
Research and development	19,221	17,280	11.2%	7.4%	6.0%
Change in estimated fair value of contingent consideration	(2,003)	(3,286)	(39.0)%	(0.8)%	(1.1)%
Goodwill impairment	166,151	—	*	64.1%	—%
Restructuring	(1,214)	6,466	*	(0.5)%	2.2%
Total operating expenses	$494,802	$320,593	54.3%	190.9%	111.0%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue increased by $2.2 million from $148.7 million for the year ended December 31, 2023 to $150.9 million for the year ended December 31, 2024, or 1.4%. The increase in cost of revenue was primarily driven by increases of $3.0 million in facility costs, $2.3 million in stock-based compensation, $1.8 million in supplies and materials, $1.6 million in depreciation expense driven by new facilities and an increase in assets placed in service during the current year, and $0.7 million related to the loss on abandoned projects. These increases were partially offset by a decrease of $7.7 million due to lower personnel costs driven by the Cost Realignment Plan and a decrease in retention payment accruals associated with the acquisition of MyChem, which was completed and paid for during the first quarter of 2024.
Gross profit decreased by $31.9 million from $140.2 million for the year ended December 31, 2023 to $108.3 million for the year ended December 31, 2024. The decrease in gross profit margin as a percentage of sales was primarily attributable to higher facility costs, stock-based compensation expense, supplies and materials, and depreciation expense as a percentage of sales.
Selling, General and Administrative
Selling, general and administrative expenses increased by $10.4 million from $151.4 million for the year ended December 31, 2023 to $161.8 million for the year ended December 31, 2024, or 6.9%. The increase was primarily driven by increases of $11.4 million in stock-based compensation expense and $5.9 million in depreciation expense driven by new facilities and an increase in assets placed in service during the current year. These were partially offset by a decrease of $6.4 million in professional service fees primarily driven by lower expenses related to merger and acquisitions and contract services, and a decrease of $1.1 million in marketing expenses.
Research and Development
Research and development expenses increased by $1.9 million from $17.3 million for the year ended December 31, 2023 to $19.2 million for the year ended December 31, 2024, or 11.2%. The increase in expenses compared to the prior year was primarily driven by increases of $2.3 million in stock-based compensation expense, $1.3 million in professional service fees for contract services related to research and development studies, $1.0 million in supplies and materials, and $0.5 million in depreciation expense. These were partially offset by a decrease of $3.1 million in personnel expenses primarily relating to a decrease in retention payment accruals associated with the acquisition of MyChem, which was completed and paid for during the first quarter of 2024.

Change in Estimated Fair Value of Contingent Consideration
The decrease in change in estimated fair value of contingent consideration of $2.0 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively, were due to decreases in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Goodwill Impairment
In connection with preparing our financial statements for the third quarter of 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process and the sustained decline in our stock price. As of December 31, 2024, we revised our long-term forecast to reflect lower projected near-term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. As such, we performed a quantitative goodwill impairment test on each of our four reporting units and as a result, we concluded that the TriLink reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $154.2 million during the year ended December 31, 2024, which was the entire goodwill balance at the TriLink reporting unit.
In connection with preparing our financial statements for the year ended December 31, 2024, we tested our remaining reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. These indicators included a downward revision of our long-term forecast to reflect lower projected near-term revenues due to lower demand in enzyme products within our Nucleic Acid Production business, as well as the sustained decline in stock price. As such, we performed a quantitative goodwill impairment test on each of our reporting units with goodwill as of December 31, 2024, and as a result, we concluded that the Alphazyme reporting unit, which is contained in the Nucleic Acid Production segment, had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $11.9 million during the year ended December 31, 2024.
See Note 4 to our consolidated financial statements for additional information.
Restructuring
Restructuring costs (benefit) for the years ended December 31, 2024 and 2023 relate to the Cost Realignment Plan, which was implemented in November 2023. For the year ended December 31, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees. For the year ended December 31, 2023, restructuring costs include severance and other employee-related costs of $4.3 million, offset by a $0.1 million stock-based compensation benefit, facility and other exit costs of $2.0 million, and professional fees and other associated costs of $0.3 million.
Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2024	2023	Year-Over-Year Change	2024	2023
Interest expense	$(47,700)	$(45,892)	3.9%	(18.4)%	(15.9)%
Interest income	27,403	27,727	(1.2)%	10.5%	9.6%
Loss on extinguishment of debt	(3,187)	—	*	(1.2)%	—%
Change in payable to related parties pursuant to the Tax Receivable Agreement	(40)	668,886	*	0.0%	231.5%
Other expense	(2,341)	(1,337)	75.1%	(0.9)%	(0.5)%
Total other (expense) income, net	$(25,865)	$649,384	*	(10.0)%	224.7%
____________________
*Not meaningful
Other income was $649.4 million for the year ended December 31, 2023 compared to Other expense of $25.9 million for the year ended December 31, 2024, representing a change of $675.2 million. The overall change in Other (expense) income was primarily attributable to the prior year $668.9 million gain related to the payable to related parties pursuant to the Tax Receivable Agreement as we concluded that it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income. The change is also driven by a loss on extinguishment of debt of $3.2 million primarily driven by the write-off of pre-existing deferred financing costs as a result of the voluntary prepayment on the Term Loan, a $1.8 million increase in interest expense, and a $1.0 million increase in Other expense relating to the indemnification asset recorded in connection with the acquisition of MyChem.
Relationship with GTCR, LLC (“GTCR”)
As of December 31, 2024, investment entities affiliated with GTCR collectively controlled approximately 52% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
During the years ended December 31, 2024 and 2023, we made cash distributions of $0.5 million and $9.6 million, respectively, for tax liabilities to MLSH 1, which is controlled by investment entities affiliates with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries.
We are also a party to a Tax Receivable Agreement, or TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 14 to our consolidated financial statements). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination was based on our estimate of taxable income for the year ended December 31, 2024. As of December 31, 2024, we did not have a current liability under the TRA. As of December 31, 2023, our current liability under the TRA was $7.1 million.
As of December 31, 2023, the Company has derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position as of December 31, 2024. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We made payments of $7.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2024, of which $0.2 million is related to interest. This determination was based on our taxable income for the year ended December 31, 2023. We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2023, of which $0.4 million is related to interest. This determination was based on our taxable income for the year ended December 31, 2022.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of December 31, 2024, we had cash and cash equivalents of $322.4 million and retained earnings of $140.9 million. We had positive cash flow from operations of $7.5 million.
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
As a result of our ownership of LLC Units in Topco LLC, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders of Topco LLC pursuant to the TRA. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations. We do not expect any probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes. This determination is based on our taxable income for the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies since a valuation allowance has been recorded against our deferred tax assets and we do not believe we will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $683.8 million in the consolidated balance sheet. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. During the years ended December 31, 2024 and 2023, we made cash distributions of $0.5 million and $9.6 million, respectively, for tax liabilities to MLSH 1 under this agreement.
Credit Agreement
Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries (together with Intermediate, the “Borrowers”) are parties to a credit agreement (as amended, the “Credit Agreement”), which provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”) and a $167.0 million revolving credit facility, maturing October 2029 (subject to springing maturity provisions based on the maturity of the Term Loan) (the “Revolving Credit Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on Term Secured Overnight Financing Rate (“SOFR”) plus an applicable interest rate margin.
As of December 31, 2024, the interest rate on the Term Loan was 7.62% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2024.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of December 31, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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

The Term Loan requires mandatory quarterly principal payments of $1.4 million, which began in March 2022, and all remaining outstanding principal is due on maturity in October 2027. The Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the outstanding principal at any time. In December 2024, the Company voluntarily pre-paid, using cash on hand, $228.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, the Company recorded a loss on partial extinguishment of debt of $3.0 million related to the write-off of pre-existing deferred financing costs.
The Revolving Credit Facility allows the Company to repay and borrow from time to time until its maturity date, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
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
The Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of December 31, 2024.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units of Topco LLC.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination was based on our estimate of taxable income for the year ended December 31, 2024. As of December 31, 2024, we did not have a current liability under the TRA. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we transitioned to SOFR as the applicable Replacement Rate as allowable under the TRA.
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
During the year ended December 31, 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the TRA. There have been no changes to our position as of December 31, 2024. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $683.8 million in the consolidated balance sheet.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$7,465	$126,224
Investing activities	(24,316)	(122,310)
Financing activities	(235,712)	(61,090)
Net decrease in cash and cash equivalents	$(252,563)	$(57,176)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $7.5 million, which was primarily attributable to non-cash depreciation and amortization of $48.4 million, non-cash amortization of operating lease right-of-use assets of $8.5 million, non-cash amortization of deferred financing costs of $2.9 million, non-cash stock-based compensation of $49.4 million, non-cash loss on extinguishment of debt of $3.2 million, non-cash goodwill impairment of $166.2 million, and non-cash acquisition related tax adjustment of $2.3 million. These were partially offset by a net loss of $259.6 million, net cash outflow from the change in our operating assets and liabilities of $12.6 million, and non-cash gain on the change in estimated fair value of contingent consideration of $2.0 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $24.3 million, which was primarily comprised of cash outflows of $29.7 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $7.1 million, and cash outflows of $1.5 million for the purchase of technology.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $235.7 million, which was primarily attributable to $234.4 million of principal repayments of long-term debt, which included the voluntary principal prepayment on the Term Loan. This was also driven by $7.1 million of payments to MLSH 1 and MLSH 2 pursuant to the TRA, $2.1 million of tax payments for shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $1.2 million of payments for financing costs incurred for long-term debt, $0.6 million of payments of finance lease liabilities, and $0.5 million of cash distributions for tax liabilities to MLSH 1, as required pursuant to the terms of the LLC Operating Agreement. These were partially offset by proceeds from interest rate cap agreement of $9.3 million.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the year ended December 31, 2024 totaled $22.5 million, which is net of government funding of $7.1 million. Capital expenditures for the year ending December 31, 2025 are projected to be in the range of $15.0 million to $20.0 million, of which $10.0 million relates to the expansion of our enzyme manufacturing capabilities.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$56,959	$10,599	$19,244	$18,363	$8,753
Finance leases (2)	31,191	3,427	7,166	7,602	12,996
Debt obligations (3)	299,680	5,440	294,240	—	—
Unconditional purchase obligations (4)	989	619	370	—	—
Total	$388,819	$20,085	$321,020	$25,965	$21,749
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
(3)Represents long-term debt principal maturities, excluding interest and unamortized debt issuance costs. See Note 10 to our consolidated financial statements for additional information.
(4)Represents firm purchase commitments to our suppliers. See Note 9 to our consolidated financial statements for additional information.
Cash distributions for owner tax liabilities are required under the terms of the Topco LLC Agreement. As of December 31, 2024, we have made tax distributions equal to the estimated obligation due for 2024. See Note 14 to our consolidated financial statements for additional information regarding tax distributions.
Commencing with the fiscal year ended December 31, 2021, and each fiscal year thereafter, the Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2024, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme in 2024 and 2025, respectively. As of December 31, 2024, we may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period. We may also be required to make certain retention payments of $9.3 million, of which $6.6 million is accrued as of December 31, 2024, to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 5 to our consolidated financial statements for additional details.
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
In connection with preparing our financial statements for the third quarter of 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process. We revised our long-term forecast to reflect lower projected near-term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. As such, we performed a quantitative goodwill impairment test and compared our reporting units’ fair values to their respective carrying values to determine whether goodwill was impaired. We performed the impairment test using a combination of the income and the market approach to evaluate whether the fair value of each reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model, incorporating both internal estimates and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, projected revenue, revenue growth rates (including terminal growth rates) and EBITDA margins. Discount rates were determined using a weighted average cost of capital specific to each reporting unit and other market and industry data. These assumptions were formulated with consideration of prevailing market conditions and anticipated developments, including new product and service initiatives, competitive dynamics, and broader economic factors. The result of the quantitative analysis indicated that the fair value of the TriLink reporting unit did not exceed its carrying value and consequently resulted in a $154.2 million impairment charge, which was the entire goodwill balance at the TriLink reporting unit.
In connection with preparing our financial statements for the year ended December 31, 2024, we tested our reporting units for potential goodwill impairment in response to impairment indicators identified during our forecasting process and the sustained decline in our stock price. As of December 31, 2024, we revised our long-term forecast to reflect lower projected near-term revenues due to lower demand in enzyme products within our Nucleic Acid Production business. As a result, the Company conducted a quantitative goodwill impairment test for the Alphazyme reporting unit using the same methodology described above for TriLink, including the use of the following significant assumptions: discount rates, projected revenue, revenue growth rates (including terminal growth rates) and EBITDA margins. The selected discount rate was 28.5%, which was determined using a weighted average cost of capital specific to the Alphazyme reporting unit and other market and industry data. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. The result of the quantitative analysis indicated that the fair value of the Alphazyme reporting unit did not exceed its carrying value, and as a result, we recorded goodwill impairment of $11.9 million during the year ended December 31, 2024.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the two reporting units not impaired, ranged from approximately 88% to approximately 275%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the two reporting units not impaired, ranged from approximately 69% to approximately 238%. However, to the extent that we continue to experience declines in financial performance or experience other impairment indicators, such as industry and market considerations, or that the fair values of our reporting units are less than their carrying values, there could be a risk of goodwill impairment of our reporting units in future periods.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2024, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 10 to our consolidated financial statements). Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies or geopolitical events or changes in general economic conditions. This could adversely affect our cash flows.
As of December 31, 2024, we have an interest rate cap agreement in place to economically hedge a portion of our variable interest rate risk on our outstanding long-term debt. The agreement has a contract notional amount of $500.0 million and entitles us to receive from the counterparty at each calendar quarter end the amount, if any, by which a specified floating market rate exceeds the cap strike interest rate. The floating interest rate is reset at the end of each three-month period. The contract expired on January 19, 2025 and was not renewed.
We had $299.7 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of December 31, 2024. For the year ended December 31, 2024, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $6.1 million.
We had cash and cash equivalents of $322.4 million as of December 31, 2024. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
All of our revenue is denominated in U.S. dollars. Although approximately 51.0% of our revenue for the year ended December 31, 2024 was derived from international sales, primarily in Europe and Asia Pacific, all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2025 expressed an adverse opinion thereon.

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

Alphazyme Goodwill Impairment Assessment

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, goodwill is tested at the reporting unit level for impairment at least annually or more frequently if indicators of potential impairment exist. Under the goodwill impairment assessment, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the amount of the excess carrying amount of the reporting unit over its fair value, up to the total amount of goodwill included in the reporting unit. During the current year, the Company performed a quantitative assessment over the goodwill balance assigned to each reporting unit as of September 30, 2024 and at December 31, 2024. As discussed in Note 4 to the consolidated financial statements, as a result of the interim impairment assessment as of December 31, 2024, the Company recorded an impairment loss relating to the Alphazyme reporting unit, which is contained in the Nucleic Acid Production segment, in the amount of $11.9 million. Total goodwill as of December 31, 2024 was $159.9 million and represented 16% of total assets.

Auditing the Company’s goodwill impairment assessments for the Alphazyme reporting unit as of September 30, 2024 and December 31, 2024 was challenging and judgmental due to the estimation required by management to determine the fair value of the reporting unit. In particular, the estimates are affected by the certain significant assumptions including the revenue projections and the discount rate used to determine the fair value of the reporting unit. These assumptions specific to the Alphazyme reporting unit could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
Our audit procedures over the Company’s goodwill impairment assessment for the Alphazyme reporting unit included, among others, assessing the reasonableness of significant assumptions discussed above, and assessing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated whether significant assumptions were reasonable by comparing them to industry data and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved our valuation specialists to assist us in evaluating the reasonableness of the Company’s valuation methodologies and certain significant assumptions used by the Company.

Revenue with distributors

Description of the Matter
During the year ended December 31, 2024, the Company’s revenues were $259.2 million, of which a portion relates to products sold to distributors. Its distributor customers resell the products to end users.

Auditing the Company’s product sales to distributors was challenging, specifically related to the effort required to audit the respective sales activity to assess whether incentives were provided that were not properly recognized. These audit procedures involved judgmentally assessing factors including distributor customer ordering patterns, contractual terms, incentives offered, and after shipment credits or free goods as described in Note 1 to the consolidated financial statements.

How We Addressed the Matter in Our Audit
Our audit procedures over the Company’s product sales to distributor customers included, among others, performing analytical procedures to detect and investigate anomalies within the data. We also examined the terms and conditions of selected new or amended contracts with distributor customers and the impact of those terms and conditions on the Company’s recognition model. We also confirmed the terms and conditions of contracts directly with a selection of distributor customers, including whether there are side agreements and terms not formally included in the contract that may impact the Company’s revenue recognition. In addition, we directly obtained written representations from members of the commercial organization regarding the completeness of the terms and conditions reported to the legal and accounting departments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California
March 18, 2025

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$322,399	$574,962
Accounts receivable, net	38,520	54,605
Inventory	50,082	51,397
Prepaid expenses and other current assets	18,145	18,948
Total current assets	429,146	699,912
Property and equipment, net	164,474	162,900
Goodwill	159,878	326,029
Intangible assets, net	194,957	220,987
Other assets	59,789	77,622
Total assets	$1,008,244	$1,487,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,957	$10,729
Accrued expenses and other current liabilities	36,407	60,237
Deferred revenue	2,375	3,360
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	—	7,069
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	792	633
Total current liabilities	56,971	87,468
Long-term debt, less current portion	290,492	518,707
Finance lease liabilities, less current portion	31,106	31,897
Other long-term liabilities	52,466	59,494
Total liabilities	431,035	697,566
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 141,976 and 132,228 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,420	1,322
Class B common stock, $0.01 par value - 256,856 and 300,000 shares authorized as of December 31, 2024 and 2023, respectively; 110,684 and 119,094 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,107	1,191
Additional paid-in capital	181,874	128,503
Retained earnings	140,891	285,737
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	325,292	416,753
Non-controlling interest	251,917	373,131
Total stockholders’ equity	577,209	789,884
Total liabilities and stockholders’ equity	$1,008,244	$1,487,450
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$259,185	$288,945	$883,001
Operating expenses:
Cost of revenue	150,876	148,743	168,957
Selling, general and administrative	161,771	151,390	129,259
Research and development	19,221	17,280	18,369
Change in estimated fair value of contingent consideration	(2,003)	(3,286)	(7,800)
Goodwill impairment	166,151	—	—
Restructuring	(1,214)	6,466	—
Total operating expenses	494,802	320,593	308,785
(Loss) income from operations	(235,617)	(31,648)	574,216
Other income (expense):
Interest expense	(47,700)	(45,892)	(20,414)
Interest income	27,403	27,727	2,338
Loss on extinguishment of debt	(3,187)	—	(208)
Change in payable to related parties pursuant to the Tax Receivable Agreement	(40)	668,886	(4,102)
Other expense	(2,341)	(1,337)	(358)
(Loss) income before income taxes	(261,482)	617,736	551,472
Income tax (benefit) expense	(1,860)	756,111	60,809
Net (loss) income	(259,622)	(138,375)	490,663
Net (loss) income attributable to non-controlling interests	(114,776)	(19,346)	270,458
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(144,846)	$(119,029)	$220,205

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(1.05)	$(0.90)	$1.67
Diluted	$(1.05)	$(0.90)	$1.67

Weighted average number of Class A common shares outstanding:
Basic	137,906	131,919	131,545
Diluted	137,906	131,919	255,323
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(259,622)	$(138,375)	$490,663
Comprehensive (loss) income attributable to non-controlling interests	(114,776)	(19,346)	270,458
Total comprehensive (loss) income attributable to Maravai LifeSciences Holdings, Inc.	$(144,846)	$(119,029)	$220,205
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
December 31, 2021	131,488	$1,315	123,669	$1,237	$128,386	$184,561	$229,862	$545,361
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	204	2	—	—	2,303	—	—	2,305
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	(864)	—	864	—
Stock-based compensation	—	—	—	—	9,623	—	9,047	18,670
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	141	—	(150,206)	(150,065)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	—	220,205	270,458	490,663
December 31, 2022	131,692	1,317	123,669	1,237	137,898	404,766	360,025	905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(25,404)	—	26,392	942
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	536	5	—	—	116	—	—	121
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	754	—	(754)	—
Stock-based compensation	—	—	—	—	18,167	—	16,421	34,588
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(9,607)	(9,607)
Impact of change to deferred tax asset associated with stock-based compensation	—	—	—	—	(3,028)	—	—	(3,028)
Net loss	—	—	—	—	—	(119,029)	(19,346)	(138,375)
December 31, 2023	132,228	1,322	119,094	1,191	128,503	285,737	373,131	789,884
Effect of exchange of LLC Units	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1,338	14	—	—	(1,988)	—	—	(1,974)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	2,349	—	(2,349)	—
Stock-based compensation	—	—	—	—	27,006	—	22,409	49,415
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(494)	(494)
Net loss	—	—	—	—	—	(144,846)	(114,776)	(259,622)
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$251,917	$577,209
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(259,622)	$(138,375)	$490,663
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,852	12,898	7,566
Amortization of intangible assets	27,531	27,356	24,269
Amortization of operating lease right-of-use assets	8,482	8,527	6,268
Amortization of deferred financing costs	2,896	2,929	2,788
Stock-based compensation expense	49,415	34,588	18,670
Loss on extinguishment of debt	3,187	—	208
Deferred income taxes	11	754,942	42,318
Change in estimated fair value of contingent consideration	(2,003)	(3,286)	(7,800)
Goodwill impairment	166,151	—	—
Revaluation of liabilities under the Tax Receivable Agreement	40	(668,886)	4,102
Acquisition related tax adjustment	2,306	1,293	349
Other	833	(3,606)	(8,342)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,359	84,395	(22,272)
Inventory	377	649	9,459
Prepaid expenses and other current and noncurrent assets	1,966	8,136	(35,900)
Accounts payable	723	5,284	(1,578)
Accrued expenses and other current liabilities	(22,754)	15,108	8,503
Deferred revenue	(986)	250	(7,123)
Other long-term liabilities	(6,299)	(15,978)	3,829
Net cash provided by operating activities	7,465	126,224	535,977
Investing activities:
Cash paid for acquisition, net of cash acquired	—	(69,622)	(238,969)
Acquisition deposit	(300)	—	—
Purchases of property and equipment	(29,658)	(65,553)	(17,090)
Proceeds from government assistance allocated to property and equipment	7,142	12,865	1,105
Prepaid lease payments on finance lease yet to commence	—	—	(13,278)
Purchase of technology	(1,500)	—	—
Proceeds from sale of business, net of cash divested	—	—	620
Net cash used in investing activities	(24,316)	(122,310)	(267,612)
Financing activities:
Distributions to non-controlling interests holders	(494)	(9,607)	(150,206)
Proceeds from borrowings of long-term debt, net of discount	953	—	8,455
Principal repayments of long-term debt	(234,393)	(5,440)	(13,895)
Financing costs paid to acquire long-term debt	(1,241)	—	—
Payments of finance lease liabilities	(633)	(332)	—
Proceeds from interest rate cap agreement	9,287	6,168	—
Payment of acquisition consideration holdback	—	(9,706)	—
Payments to MLSH 1 pursuant to the Tax Receivable Agreement	(6,014)	(35,661)	(29,108)
Payments to MLSH 2 pursuant to the Tax Receivable Agreement	(1,095)	(6,492)	(5,103)

	Year Ended December 31,
	2024	2023	2022
(Taxes paid for shares withheld) proceeds from issuance of Class A common stock under employee equity plans, net	(2,082)	(20)	2,358
Net cash used in financing activities	(235,712)	(61,090)	(187,499)
Net (decrease) increase in cash and cash equivalents	(252,563)	(57,176)	80,866
Cash and cash equivalents, beginning of period	574,962	632,138	551,272
Cash and cash equivalents, end of period	$322,399	$574,962	$632,138

Supplemental cash flow information:
Cash paid for interest	$50,973	$44,256	$20,198
Cash paid (refunded) for income taxes, net	$670	$(2,987)	$23,032

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$2,616	$2,011	$1,701
Accrued receivable for capital expenditures to be reimbursed under a government contract	$734	$1,118	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$32,862	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,287	$3,931	$17,513
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$5,289	$7,800
Accrued consideration payable for MyChem acquisition	$—	$—	$10,000
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
The Company is headquartered in San Diego, California and operates in two principal businesses: Nucleic Acid Production and Biologics Safety Testing. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), long and short oligonucleotides, our proprietary CleanCap® capping technology and oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific development antibody and assay development services.
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
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink”), Glen Research, LLC, Cygnus Technologies, LLC and Alphazyme, LLC (“Alphazyme”) and their respective subsidiaries.
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
Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 14), the realizability of our net deferred tax assets, valuation of goodwill and intangible assets, and determination of fair value of contingent consideration. Actual results could differ materially from those estimates.
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
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acid products to support the needs of our of customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap, mRNA, specialized oligonucleotides, and enzymes. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon transferring control to the customer or distributor. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the products are delivered.
Biologics Safety Testing
The Company’s Biologics Safety Testing revenue is associated with the sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. We also enter into contracts that include custom antibody development, assay development, antibody affinity extraction and mass spectrometry services. These products and services enable the detection of impurities that occur in the manufacturing of biologic drugs and other therapeutics including cell and gene therapies. The Company recognizes revenue from the sale of kits and products in the period in which the performance obligation is satisfied by transferring control to the customer. Custom antibody development contracts consist of a single performance obligation, typically with an enforceable right to payment and a reasonable margin for work performed to date. Revenue is recognized over time based on a cost-to-cost input method over the contract term. Where an enforceable right to payment does not exist, revenue is recognized at a point in time when control is transferred to the customer. Assay development service contracts consist of a single performance obligation, revenue is recognized at a point in time when a successful antigen test and report is provided to the customer. Affinity extraction, mass spectrometry and other analytical services, which generally occur over a short period of time, consist of a single performance obligation to perform the service and provide a summary report to the customer. Revenue is recognized upon delivery of the report to the customer or distributor.
The Company elected the practical expedient to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less. The Company had no material unfulfilled performance obligations for contracts with an original length greater than one year for any period presented.
The Company accepts returns only if the products do not meet specifications and historically, the Company’s volume of product returns has not been significant. Further, no warranties are provided for promised goods and services other than assurance type warranties, which were not material for any period presented.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of December 31, 2024 or 2023.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $3.3 million and $5.5 million as of December 31, 2024 and 2023, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.

During the year ended December 31, 2024, the Company recognized $3.7 million of revenue that was included in the contract liabilities balance of $5.5 million as of December 31, 2023. During the year ended December 31, 2023, such amount was not material for the contract liabilities balance as of December 31, 2022.
Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Year Ended December 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$100,367	$26,723	$127,090
Europe, the Middle East and Africa	26,446	15,609	42,055
Asia Pacific	69,322	20,056	89,378
Latin and Central America	210	452	662
Total revenue	$196,345	$62,840	$259,185

	Year Ended December 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$114,459	$26,596	$141,055
Europe, the Middle East and Africa	34,390	15,532	49,922
Asia Pacific	75,716	21,725	97,441
Latin and Central America	204	323	527
Total revenue	$224,769	$64,176	$288,945

	Year Ended December 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$312,119	$27,354	$339,473
Europe, the Middle East and Africa	415,298	17,628	432,926
Asia Pacific	85,508	24,286	109,794
Latin and Central America	144	664	808
Total revenue	$813,069	$69,932	$883,001
Total revenue is attributed to geographic regions based on the bill-to location of the transaction. For all periods presented, the majority of our revenue was recognized at a point in time.
Shipping and Handling Costs
Shipping and handling costs, which are charged to customers, are included in revenue. Shipping and handling charges included in revenue were approximately $4.1 million, $3.5 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Freight and supplies costs directly associated with shipping products to customers are included as a component of cost of revenue.
Research and Development
Research and development (“R&D”) expenses include personnel costs, including salaries, benefits and stock-based compensation for laboratory personnel, outside contracted services, and costs of supplies. R&D costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in R&D are recognized as prepaid assets until the goods are received or services are rendered.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $3.5 million, $2.9 million and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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
Stock-Based Compensation
The Company recognized stock-based compensation for all equity awards made to employees, non-employee directors and contractors based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period, which is typically between one to four years. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.
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
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco LLC, which has been, and will continue to be, treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s wholly-owned subsidiary, Maravai LifeSciences International Holdings, Inc., is a taxpaying entity for U.S. and foreign jurisdictions and had limited activity subject to a transfer pricing arrangement during the year ended December 31, 2024. Topco LLC’s other subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai LifeSciences International Holdings, Inc., as well as our share of income or loss generated by Topco LLC.
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
Payables to Related Parties Pursuant to the Tax Receivable Agreement
The Company is party to a Tax Receivable Agreement (“TRA”) with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the Organization Transactions and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unitholder maintaining a continued ownership interest in us or Topco LLC and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.
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
In November 2020, following the completion of the Organizational Transactions, we became the sole managing member of Topco LLC. As of December 31, 2024, we held approximately 56.2% of the outstanding LLC Units of Topco LLC, and MLSH 1 held approximately 43.8% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheet as of December 31, 2024. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.
MLSH 1 is entitled to exchange LLC Units of TopCo LLC, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of our Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively.
Payments pursuant to Topco LLC Operating Agreement
The Topco LLC Operating Agreement entered into at the time of the Organizational Transactions includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. Cash distributions of $0.5 million, $9.6 million and $150.2 million for tax liabilities were made to MLSH 1 during the years ended December 31, 2024, 2023 and 2022, respectively.
Segment Information
The Company operates in two reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM, its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. All of our long-lived assets are located in the United States.
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
The allowance for credit losses was $1.2 million and $1.4 million as of December 31, 2024 and 2023, respectively. Write-offs of accounts receivable were $2.0 million during the year ended December 31, 2024. Write-offs of accounts receivable were not significant during the years ended December 31, 2023 and 2022. Recoveries were not significant during any of the periods presented.
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
The quantitative impairment test is performed using a one-step process. The process is to compare the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit. During the third and fourth quarters of 2024, the Company performed a quantitative impairment test and recorded total goodwill impairment of $166.2 million (see Note 4).
Intangible Assets
The Company’s finite-lived intangible assets represent purchased intangible assets and primarily consist of trade names, customer relationships, patents, and developed technology. Certain criteria are used in determining whether finite-lived intangible assets acquired in a business combination must be recognized and reported separately. Finite-lived intangible assets are initially recognized at fair value, are subject to amortization and are subsequently recorded at amortized cost. The Company’s finite-lived intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are intended to be consumed or otherwise used. If that pattern cannot be reliably determined, the respective intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to patents and developed technology is allocated to cost of revenue whereas amortization associated with trade names and customer relationships is allocated to selling, general and administrative expenses.
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
As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of December 31, 2024 or 2023, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 5 for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.
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
Contingent Consideration
Contingent consideration represents additional consideration that may be transferred to former owners of an acquired entity in the future if certain future events occur or conditions are met. Contingent consideration resulting from the acquisition of a business is recorded at fair value on the acquisition date. Such contingent consideration is re-measured to its estimated fair value at each reporting date with the change in fair value recognized within operating expenses in the Company’s consolidated statements of operations. Subsequent changes in the fair value of the contingent consideration are classified as a non-cash adjustment to cash flows from operating activities in the consolidated statements of cash flows because the change in fair value is an input in determining net (loss) income. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable, net
	Years Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
Nacalai USA, Inc.	20.8%	19.3%	*	36.8%	27.3%
CureVac N.V.	*	*	*	*	13.0%
BioNTech SE	*	*	34.8%	*	*
Pfizer Inc.	*	*	26.4%	*	*
____________________
*Less than 10%
For the years ended December 31, 2024 and 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment. For the year ended December 31, 2022, substantially all of the revenue recorded for BioNTech SE and Pfizer Inc. was generated by our Nucleic Acid Production segment.
Net (Loss) Income per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net (loss) income attributable to us by the weighted average number of Class A common shares outstanding during the period. Diluted net income per Class A common share is calculated by giving effect to all potential weighted average dilutive stock options, restricted stock units, performance stock units and Topco LLC Units, that together with an equal number of shares of our Class B common stock are convertible into shares of our Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the years ended December 31, 2024 and 2023.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources, and the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and is complying with the related disclosure requirements (see Note 17).

Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in this ASU improve disclosures about a public business entity’s expenses and addresses investor requests for more detailed information about certain types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosure of purchase of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The ASU also requires to include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
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
Pursuant to the Securities Purchase Agreement (the “Alphazyme SPA”) between the Company and sellers of Alphazyme, additional payments to the sellers of Alphazyme are dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025 (the “Alphazyme Performance Payments”). The Alphazyme SPA provides for a total maximum Alphazyme Performance Payments of $75.0 million. The Alphazyme Performance Payments were recorded as contingent consideration and was included as part of the purchase consideration. The Company estimated the fair value of the Alphazyme Performance Payments contingent consideration based on a Monte-Carlo simulation model which utilized an income approach. The estimated fair value was based on Alphazyme revenue projections, expected payout term, volatility and risk adjusted discount rates which are Level 3 inputs (see Note 5). The first and second performance periods applicable to the Alphazyme

Performance Payments ended on December 31, 2023 and 2024, respectively, and it was determined that the defined revenue targets were not achieved. Consequently, no payments were made to the sellers of Alphazyme. As of December 31, 2024, the Company may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period. The Company did not record a corresponding liability as of December 31, 2024 as payments are not deemed probable.
The Alphazyme SPA also provides that the Company will pay certain employees of Alphazyme an additional amount totaling $9.3 million (the “Alphazyme Retention Payments”) as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. The Company considers the payment of the Alphazyme Retention Payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period of approximately three years. As of December 31, 2024, the Company has accrued $6.6 million of these retention payments within other long-term liabilities on the consolidated balance sheets. For the year ended December 31, 2024, the Company recorded $1.1 million of compensation expense related to the Alphazyme Retention Payments within cost of revenue in the consolidated statements of operations. For the year ended December 31, 2023, such amount was not material. For each of the years ended December 31, 2024 and 2023, the Company recorded $2.2 million of compensation expense related to the Alphazyme Retention Payments within selling, general and administrative expenses in the consolidated statements of operations.
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
Upon closing of the acquisition, approximately $1.5 million was placed into escrow to cover potential working capital adjustments and approximately $3.0 million was placed into escrow to secure certain representations and warranties pursuant to the terms of the Alphazyme SPA. These amounts are included in the total purchase consideration of $75.3 million. $1.5 million was released from escrow during the second quarter of 2023, of which the Company received $0.1 million related to net working capital adjustments. $3.0 million was released from escrow to the sellers during the first quarter of 2024.

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
The MyChem SPA also provides that the Company will pay to the sellers of MyChem an additional $20.0 million (the “MyChem Retention Payment”) as of the second anniversary of the closing of the acquisition date as long as two senior employees who are also the sellers of MyChem continue to be employed by TriLink. The Company considers the payment of the Retention Payment as probable and is recognizing compensation expense related to this payment in the post-acquisition period ratably over the expected service period of two years. For the years ended December 31, 2024 and 2023, the Company recorded $1.4 million and $4.3 million, respectively, of compensation expense related to the MyChem Retention Payment within cost of revenue in the consolidated statements of operations. For the year ended December 31, 2022, there was no such amount. For the years ended December 31, 2024, 2023, and 2022, the Company recorded $0.4 million, $5.1 million, and $9.3 million, respectively, of compensation expense related to the MyChem Retention Payment within research and development expenses in the consolidated statements of operations. As of December 31, 2024, there will be no further expense or payments under this arrangement.
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
Pursuant to the terms of the MyChem SPA, the Company recognized an indemnification asset of $8.0 million within other assets, which represented the seller’s obligation to reimburse pre-acquisition income tax liabilities assumed in the acquisition and was recorded within other long-term liabilities. The amount of the indemnification asset recorded as of December 31, 2024 was $4.1 million.
The carrying value of the remaining assets acquired or liabilities assumed was estimated to equal their fair values based on their short-term nature.
3.Restructuring
In November 2023, the Company implemented a cost realignment plan (the “Cost Realignment Plan”) that included the termination of approximately 15% of the Company’s workforce, the termination of certain leases, and other actions to reduce expenses, all as part of a plan to optimize business operations and match them to current market conditions. The reduction in force was completed on January 5, 2024, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act. The Cost Realignment Plan was substantially completed during the first quarter of 2024, with most of the cash payments having been disbursed prior to the end of such quarter, and the remainder having been disbursed prior to December 31, 2024. The Company does not expect to incur additional restructuring costs relating to the Cost Realignment Plan.
For the year ended December 31, 2024, restructuring charges primarily consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost

Realignment Plan. The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the consolidated statements of operations, were as follows for the periods presented (in thousands):

	Year Ended December 31, 2024
	Severance and Other Employee Costs (Reversals)	Stock-Based Compensation Benefit	Professional Fee Reversals and Other	Total
Nucleic Acid Production	$(11)	$(813)	$(20)	$(844)
Corporate	56	(412)	(14)	(370)
Total	$45	$(1,225)	$(34)	$(1,214)

	Year Ended December 31, 2023
	Severance and Other Employee Costs	Stock-Based Compensation Expense (Benefit)	Facility and Other Exit Costs	Professional Fees and Other	Total
Nucleic Acid Production	$2,470	$168	$638	$190	$3,466
Corporate	1,833	(269)	1,351	85	3,000
Total	$4,303	$(101)	$1,989	$275	$6,466
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Benefit	Facility and Other Exit Costs	Professional Fees (Reversals) and Other	Total
Balance as of December 31, 2022	$—	$—	$—	$—	$—
Charges (benefit)	4,303	(101)	1,989	275	6,466
Non-cash benefit	—	101	—	—	101
Cash payments	(1,760)	—	(1,989)	(4)	(3,753)
Balance as of December 31, 2023	2,543	—	—	271	2,814
Charges (benefit)	45	(1,225)	—	(34)	(1,214)
Non-cash benefit	—	1,225	—	—	1,225
Cash payments	(2,588)	—	—	(237)	(2,825)
Balance as of December 31, 2024	$—	$—	$—	$—	$—
4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	Nucleic Acid Production (1)	Biologics Safety Testing (2)	Total
Balance as of December 31, 2023	$206,101	$119,928	$326,029
Impairment	(166,151)	—	(166,151)
Balance as of December 31, 2024	$39,950	$119,928	$159,878
____________________
(1)The Nucleic Acid Production segment had accumulated goodwill impairment of $166.2 million as of December 31, 2024. There had been no accumulated goodwill impairment as of December 31, 2023.
(2)The Biologics Safety Testing segment had no accumulated goodwill impairment as of December 31, 2024 or 2023.
As of December 31, 2024 and 2023, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment. During the year ended December 31, 2024, the Company recorded full goodwill impairment of $154.2 million related to the TriLink reporting unit and a goodwill impairment of $11.9 million related to the Alphazyme reporting unit, which are both contained in the Nucleic Acid Production segment.
In connection with preparing its financial statements for the third quarter of 2024, the Company tested its reporting units for potential goodwill impairment in response to impairment indicators identified during the Company’s forecasting process. During the third quarter of 2024, the Company revised its long-term forecast to reflect lower projected near-term revenues due to lower demand in research and discovery products within our Nucleic Acid Production business. This revision also considered the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures. The Company performed a quantitative goodwill impairment test on each of its four reporting units. The Company performed the impairment test using a combination of the income and the market approach to determine whether the fair value of each reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, revenue projections, revenue growth rate assumptions (including terminal growth rates) and EBITDA margins. Discount rates were determined using a weighted average cost of capital specific to each reporting unit and other market and industry data. For TriLink, the selected discount rate was 10.5%. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on its interim quantitative assessment, the Company concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, the Company recorded goodwill impairment of $154.2 million on the consolidated statements of operations, which was the entire goodwill balance at the reporting unit. As of the end of the third quarter of 2024, no impairment was recorded for the Company’s remaining three reporting units, as each of their fair values exceeded their respective carrying values.
In connection with preparing its financial statements for the year ended December 31, 2024, the Company tested its reporting units for potential goodwill impairment in response to impairment indicators identified during the Company’s forecast process and the sustained decline in its stock price. As of December 31, 2024, the Company revised its long-term forecast to reflect lower projected near-term revenues due to lower demand in enzyme products within its Nucleic Acid Production business. The Company performed a quantitative goodwill impairment test on each of its reporting units with goodwill. The Company performed the December 31, 2024 impairment test using a combination of the income and the market approach to determine whether the fair value of each reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, revenue, revenue growth rate assumptions (including terminal growth rates) and EBITDA margin. Discount rates were determined using a weighted average cost of capital specific to each reporting unit and other market and industry data. For Alphazyme, the selected discount rate was 28.5%. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Based on its quantitative assessment, the Company concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, the Company recorded goodwill impairment of $11.9 million on the consolidated statements of operations. No impairment was recorded for any of the Company’s other reporting units with goodwill at this time, as each of their fair values exceeded their respective carrying values.
Intangible Assets
In conjunction with the goodwill impairment tests performed during each of the third and fourth quarters of 2024, the Company also evaluated the recoverability of its long-lived assets (including finite-lived intangible assets). The Company performed the impairment test by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Based on the impairment tests, it was determined that the carrying value of the asset groups did not exceed their respective current and expected future cash flows, on an undiscounted basis. As a result, no impairment for long-lived assets (including finite-lived intangible assets) was recorded.
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.

The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,885)	$915	3 - 10	2.0
Patents and Developed Technology	321,149	(134,822)	186,327	10 - 14	8.0
Customer Relationships	22,313	(14,598)	7,715	10 - 12	5.2
Total	$351,262	$(156,305)	$194,957		7.8

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,369)	$1,431	3 - 10	2.8
Patents and Developed Technology	319,649	(109,800)	209,849	10 - 14	8.9
Customer Relationships	22,313	(12,606)	9,707	10 - 12	5.9
Total	$349,762	$(128,775)	$220,987		8.7
The Company recognized $24.9 million, $24.8 million and $21.5 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $2.6 million, $2.6 million and $2.8 million was recorded as selling, general and administrative expenses for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2025	$27,460
2026	27,223
2027	26,207
2028	25,987
2029	24,822
Thereafter	63,258
Total estimated amortization expense	$194,957

5.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of December 31, 2024
	Line Item in the Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$321,985	$—	$—	$321,985
Interest rate cap	Prepaid expenses and other current assets	—	1,375	—	1,375
Total assets		$321,985	$1,375	$—	$323,360

		Fair Value Measurements as of December 31, 2023
	Line Item in the Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$418,685	$—	$—	$418,685
Interest rate cap	Other assets	—	8,559	—	8,559
Total assets		$418,685	$8,559	$—	$427,244

Liabilities
Contingent consideration	Accrued expenses and other current liabilities	$—	$—	$131	$131
Contingent consideration	Other long-term liabilities	—	—	1,872	1,872
Total liabilities		$—	$—	$2,003	$2,003
Contingent Consideration
In connection with the acquisition of Alphazyme (see Note 2), the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million, subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the performance periods, with the first and second payments (to the extent earned) due in 2024 and 2025, respectively. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme. As of December 31, 2024, the Company may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period.
This contingent consideration liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a decrease of $2.0 million in the estimated fair value of contingent consideration. This was due to a change in estimates associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme SPA.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$2,003
Change in estimated fair value of contingent consideration	(2,003)
Balance as of December 31, 2024	$—
6.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$16,974	$19,338
Work-in-process	10,050	12,680
Finished goods	23,058	19,379
Total inventory	$50,082	$51,397
Property and equipment
Property and equipment consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Finance lease right-of-use assets	$78,599	$78,599
Leasehold improvements	37,587	24,874
Furniture, fixtures and equipment	73,362	48,793
Software	3,870	3,211
Total	193,418	155,477
Less accumulated depreciation	(52,708)	(32,214)
Total	140,710	123,263
Construction in-progress	23,764	39,637
Total property and equipment, net	$164,474	$162,900
Depreciation expense totaled approximately $20.9 million, $12.9 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$52,551	$59,746
Indemnification asset (see Note 2)	4,082	6,388
Interest rate cap, non-current	—	8,559
Other	3,156	2,929
Total other assets	$59,789	$77,622

Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Employee related	$17,163	$12,905
Operating lease liabilities, current portion	7,481	6,780
Accrued interest payable	4,566	9,202
Professional services	2,233	2,277
Accrued property and equipment	1,732	632
Customer deposits	910	2,156
Sales and use tax liability	779	1,001
Accrued MyChem Retention Payments, current portion (see Note 2)	—	19,446
Accrued restructuring costs (see Note 3)	—	2,814
Other	1,543	3,024
Total accrued expenses and other current liabilities	$36,407	$60,237
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Operating lease liabilities, non-current	$41,381	$47,510
Accrued Alphayzme Retention Payments, non-current (see Note 2)	6,580	3,202
Acquisition related tax liability (see Note 2)	4,082	6,388
Contingent consideration, non-current	—	1,872
Other	423	522
Total other long-term liabilities	$52,466	$59,494
7.Government Assistance
Cooperative Agreement
TriLink has a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Health and Human Services (“HHS”), to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”), however, the Cooperative Agreement is exclusively involved in Flanders I.
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
Pursuant to certain requirements, TriLink was awarded an amount equal to $38.8 million or 50% of the construction and validation costs currently budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through March 2035, which is the effective date of the Cooperative Agreement through the anticipated expiration of the 10-year conditional priority access period. Amounts reimbursed are subject to audit and may be recaptured by the HHS in certain circumstances.
During the years ended December 31, 2024 and 2023, the Company has received $7.1 million and $12.9 million, respectively, of reimbursements under the Cooperative Agreement with equal offsets recorded to property and equipment on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company has recorded receivables of $0.7 million and $1.1 million, respectively, within prepaid expenses and other current assets, with equal offsets to property and equipment on the consolidated balance sheets.

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
The following table presents supplemental balance sheet information related to the Company's leases as of the periods presented below (in thousands):

	Line Item in the Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Right-of-use assets
Finance leases	Property and equipment, net	$70,061	$75,382
Operating leases	Other assets	52,551	59,746
Total right-of-use assets		$122,612	$135,128

Current lease liabilities
Finance leases	Current portion of finance lease liabilities	$792	$633
Operating leases	Accrued expenses and other current liabilities	7,481	6,780
Total current lease liabilities		$8,273	$7,413

Non-current lease liabilities
Finance leases	Finance lease liabilities, less current portion	$31,106	$31,897
Operating leases	Other long-term liabilities	41,381	47,510
Total non-current lease liabilities		$72,487	$79,407
The components of the net lease costs reflected in the Company's consolidated statements of operations were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease costs:
Depreciation of leased assets	$5,321	$3,217	$—
Interest on lease liabilities	2,695	1,696	—
Total finance lease costs	8,016	4,913	—

Operating lease costs	12,003	12,417	8,800
Variable lease costs	3,709	3,940	2,742
Total lease costs	$23,728	$21,270	$11,542

The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its leases were as follows as of the periods presented below:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Finance leases	13.2	14.2
Operating leases	6.6	7.3

Weighted average discount rate:
Finance leases	8.4%	8.4%
Operating leases	6.8%	6.7%
Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$633	$332	$—
Operating cash flows used for finance leases	2,695	1,696	—
Operating cash flows used for operating leases	10,224	10,306	7,049
As of December 31, 2024, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

	Finance Leases	Operating Leases	Total
2025	$3,427	$10,599	$14,026
2026	3,530	10,356	13,886
2027	3,636	8,888	12,524
2028	3,745	9,003	12,748
2029	3,857	9,360	13,217
Thereafter	36,500	16,535	53,035
Total minimum lease payments	54,695	64,741	119,436
Less: interest	(22,797)	(15,879)	(38,676)
Total lease liabilities	$31,898	$48,862	$80,760
9.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $6.1 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. Such amounts were not material for the year ended December 31, 2022.

As of December 31, 2024, future minimum commitments under these obligations were as follows (in thousands):

2025	$619
2026	366
2027	4
Total	$989
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
On March 3, 2025, a purported stockholder filed a putative class action lawsuit against the Company and certain officers of the Company in the United States District Court for the Southern District of California, captioned Nelson v. Maravai Lifesciences Holdings, Inc., et al. (the “Securities Class Action”). The Securities Class Action generally alleges that the Company and certain officers of the Company violated federal securities laws by making allegedly materially false or misleading statements about the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between August 7, 2024 and February 24, 2025. The Securities Class Action seeks, among other things, compensatory damages and attorneys’ fees and costs. The case is in its very early stages. The Company anticipates that motions for appointment of a lead plaintiff will be due in early May 2025.
The Company intends to vigorously defend the Securities Class Action. The Company cannot reasonably estimate any loss or range of loss that may arise from the Securities Class Action.
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
10.Long-Term Debt
Credit Agreement
Maravai Intermediate Holdings, LLC (“Intermediate”), a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries (together with Intermediate, the “Borrowers”) are parties to a credit agreement (as amended, the “Credit Agreement”), which provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”) and a $167.0 million revolving credit facility, maturing October 2029 (subject to springing maturity provisions based on the maturity of the Term Loan) (the “Revolving Credit Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on Term Secured Overnight Financing Rate (“SOFR”) plus an applicable interest rate margin.
As of December 31, 2024, the interest rate on the Term Loan was 7.62% per annum.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of December 31, 2024, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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

In January 2022, the Company entered into an amendment (the “Second Amendment”) to the Credit Agreement to refinance the previous term loan and to replace the London Interbank Offered Rate (“LIBOR”) with a Term SOFR based rate. As a result, the Company recorded a loss on extinguishment of debt of $0.2 million in the accompanying consolidated statements of operations during the year ended December 31, 2022. As part of the refinancing, the Company incurred $0.9 million of various costs, of which an insignificant amount was related to an original issuance discount, and were all capitalized in the accompanying balance sheet within long-term debt and are subject to amortization over the term of the refinanced debt as an adjustment to interest expense using the effective interest method.
In September 2024, the Company entered into an amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date of the Revolving Credit Facility and reduced the lenders’ aggregate commitments under the Revolving Credit Facility. As a result, the Company recorded a loss on partial extinguishment of debt of $0.2 million in the accompanying consolidated statements of operations during the year ended December 31, 2024. As part of the refinancing, the Company incurred $1.2 million of costs, of which $1.1 million was related to an arranger fee, and were all capitalized in the accompanying balance sheet within assets as there is no borrowing balance outstanding related to the Revolving Credit Facility. As of December 31, 2024, capitalized financing costs totaled $1.8 million and are recorded within other assets on the accompanying consolidated balance sheet.
The Term Loan requires mandatory quarterly principal payments of $1.4 million, which began in March 2022, and all remaining outstanding principal is due on maturity in October 2027. The Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the outstanding principal at any time. In December 2024, the Company voluntarily pre-paid, using cash on hand, $228.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, the Company recorded a loss on partial extinguishment of debt of $3.0 million in the accompanying consolidated statements of operations during the year ended December 31, 2024 related to the write-off of pre-existing deferred financing costs.
The Revolving Credit Facility allows the Company to repay and borrow from time to time until its maturity date, at which time all amounts borrowed must be repaid. Subject to certain exceptions and limitations, we are required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions.
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
The Credit Agreement requires that we make mandatory prepayments on the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of December 31, 2024, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of December 31, 2024.
Interest Rate Cap
The Company was party to an interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. Under the terms of the contract, the Company was entitled to receive from the counterparty, at each calendar quarter end, the amount, if any, by which a specified defined floating market rate exceeded the cap strike interest rate, applied to the contract’s notional amount of $500.0 million. The floating rate of interest was reset at the end of each three-month period. The contract expired on January 19, 2025.
The interest rate cap agreement was not designated as a hedging relationship and was recognized on the consolidated balance sheet at fair value of $1.4 million, within prepaid expenses and other current assets, as of December 31, 2024 and $8.6 million, within other assets, as of December 31, 2023. Changes in fair value were recognized within interest expense in the consolidated statements of operations. Proceeds from the interest rate cap agreement were reflected in cash flows used in financing activities in the consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Term Loan	$299,680	$533,120
Unamortized debt issuance costs	(3,748)	(8,973)
Total long-term debt	295,932	524,147
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$290,492	$518,707
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of December 31, 2024 and 2023.
As of December 31, 2024, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates were as follows (in thousands):

2025	$5,440
2026	5,440
2027	288,800
Total long-term debt	$299,680
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
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Maravai’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Maravai. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of December 31, 2024, no preferred stock was outstanding.
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
The Company did not receive any of the proceeds from the sale of shares of our Class A common stock by either MLSH 1 or MLSH 2, but did incur legal and other costs associated with the May 2024 Block Trade, which were not significant.

During the years ended December 31, 2023 and 2022, MLSH 1 did not exchange any Paired Interests.
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
12.Net (Loss) Income Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net (loss) income per Class A common share has been calculated by dividing net (loss) income for the period, adjusted for net (loss) income attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. Diluted net (loss) income per Class A common share gives effect to potentially dilutive securities by application of the treasury stock method or if-converted method, as applicable. Diluted net (loss) income per Class A common share attributable to the Company is computed by adjusting the net (loss) income and the weighted average number of Class A common shares outstanding to give effect to potentially diluted securities. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for the years ended December 31, 2024 and 2023.

The following table presents the computation of basic and diluted net (loss) income per common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income	$(259,622)	$(138,375)	$490,663
Less: loss (income) attributable to common non-controlling interests	114,776	19,346	(270,458)
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—basic	(144,846)	(119,029)	220,205
Net (loss) income effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	$—	—	87
Effect of the assumed conversion of Class B common stock	—	—	205,984
Net (loss) income attributable to Maravai LifeSciences Holdings, Inc.—diluted	$(144,846)	$(119,029)	$426,276

Denominator:
Weighted average Class A common shares outstanding—basic	137,906	131,919	131,545
Weighted average effect of dilutive securities:
Effect of dilutive employee stock purchase plan, RSUs and options	—	—	109
Effect of the assumed conversion of Class B common stock	—	—	123,669
Weighted average Class A common shares outstanding—diluted	137,906	131,919	255,323

Net (loss) income per Class A common share attributable to Maravai LifeSciences Holdings, Inc.:
Basic	$(1.05)	$(0.90)	$1.67
Diluted	$(1.05)	$(0.90)	$1.67
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
The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock units	1,751	3,181	74
Stock options	3,716	4,246	2,769
Shares estimated to be purchased under employee stock purchase plan	72	—	13
Shares of Class B common stock	110,684	119,094	—
Total	116,223	126,521	2,856
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per Class A common share attributable to the Company for that period. The Company had contingently issuable PSUs outstanding that did not meet the market and performance conditions as of December 31, 2024, 2023 and 2022 and, therefore, were excluded from the calculation of diluted net (loss) income per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of December 31, 2024, 2023 and 2022.
13.Stock-Based Compensation
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
All awards granted under the 2020 Plan are intended to be treated as (i) stock options, including incentive stock options (“ISOs”), (ii) stock appreciation rights (“SARs”), (iii) restricted share awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) performance awards, (vi) dividend equivalents, or (vii) other stock or cash awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The exercise price of a stock option shall not be less than 100% (or, in the case of an ISO granted to a ten percent stockholder, 110%) of the fair market value of the shares on the date of grant. As of December 31, 2024, only stock options, RSUs and PSUs have been issued.
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
Compensation expense recognized for these PSUs was insignificant for all periods presented.
Stock Options
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	4,305	$20.55	8.5	$19
Cancelled	(589)	22.89
Outstanding as of December 31, 2024	3,716	$20.18	7.2	$—
Exercisable as of December 31, 2024	2,304	$22.14	6.6	$—
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
•Expected dividend yield - The expected dividend yield is zero as we have no plans to make dividend payments.

A summary of the assumptions used to estimate the fair value of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	N/A	48.0%	51.3%
Risk-free interest rate	N/A	3.6%	2.8%
Expected term (in years)	N/A	6.5	6.1
Expected dividend yield	N/A	—%	—%
Stock-based compensation expense related to stock options was $10.0 million, $11.5 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of stock options vested was $10.6 million, $11.9 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation related to stock options was $12.1 million, which is expected be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units
The Company has granted restricted stock unit awards to employees, non-employee directors and contractors. The following table summarizes information related to RSUs:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Balance as of December 31, 2023	3,944	$15.35
Granted	6,497	6.62
Vested	(1,529)	15.38
Forfeited	(966)	12.33
Balance as of December 31, 2024	7,946	$8.57
Stock-based compensation expense related to RSUs was $36.8 million, $20.2 million and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of RSUs vested was $12.1 million, $5.0 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation related to RSUs was $39.2 million, which is expected be recognized over a weighted-average period of approximately 1.3 years.
The following table summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$9,649	$7,324	$4,192
Selling, general and administrative	36,023	24,650	13,349
Research and development	4,968	2,715	1,129
Restructuring	(1,225)	(101)	—
Total stock-based compensation	$49,415	$34,588	$18,670
14.Income Taxes
As of December 31, 2024 and 2023, we are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.

Components of (loss) income from continuing operations before income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$(261,579)	$617,681	$551,472
International	97	55	—
Total (loss) income from continuing operations	$(261,482)	$617,736	$551,472
Income tax (benefit) expense consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax (benefit) expense
Federal	$(1,621)	$405	$16,312
State and local	(278)	756	2,173
International	28	8	6
Total current tax (benefit) expense	(1,871)	1,169	18,491

Deferred tax expense
Federal	$—	$663,968	$39,924
State and local	—	90,974	2,394
International	11	—	—
Total deferred tax expense	11	754,942	42,318

Total provision for income taxes	$(1,860)	$756,111	$60,809
A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate as of the periods presented is summarized as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefits	(0.1)	14.9	0.6
Deferred tax revaluation	1.0	1.2	0.3
Income of non-controlling interest	(9.2)	0.8	(10.3)
Research and development credits	0.2	—	(0.1)
Valuation allowance	(13.2)	87.6	0.1
Nondeductible TRA movement	—	(3.0)	—
Other	1.0	—	(0.6)
Effective tax rate	0.7%	122.5%	11.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.

Significant items comprising the net deferred tax assets and liabilities were as follows as of the periods presented below (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Investment in Topco LLC	$584,279	$595,796
Net operating loss	93,759	40,980
Deductions to be received for the Tax Receivable Agreement payments	—	1,408
Capital loss carryforward	3,252	3,256
Disallowed interest carryforward	10,047	—
Other	1,775	712
Total deferred tax assets	693,112	642,152
Valuation allowance	(693,112)	(642,152)
Total deferred tax assets, net of valuation allowance	—	—

Deferred tax liabilities
Other	(11)	—
Total deferred tax liabilities	(11)	—

Total net deferred tax liabilities	$(11)	$—
As a result of the Organizational Transactions, IPO, and subsequent exchanges and financing, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $0.0 million primarily associated with: (i) $584.3 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC, (ii) $0.0 million related to tax benefits from future deductions attributable to payments under the TRA, (iii) $3.3 million related to the capital loss carryforwards, (iv) $93.8 million related to net operating loss carryforwards, (v) $10.0 million related to disallowed interest carryforwards, and (vi) $693.1 million valuation allowance on these and other items.
The valuation allowance increased by $51.0 million and $618.4 million during the years ended December 31, 2024 and 2023, respectively.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective evidence evaluated during the year ended December 31, 2024 was our current year and projected future pre-tax losses. Due to our recent history of current year and projected near-term pre-tax losses, we determined that the negative evidence outweighs the positive evidence and so it is more likely than not that our deferred tax assets will not be utilized, and therefore the Company recorded a full valuation allowance on its U.S. federal and state deferred tax assets. The objective negative evidence is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and that the objective negative evidence related to pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.

Net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2024 were as follows (in millions):

	Amount	Expiration Years
Net operating losses, federal	$82.6	Does not expire
Net operating losses, state	11.2	Varies by state
Capital loss carryforward, federal	2.9	2026
Capital loss carryforward, state	0.4	Varies by state
Disallowed interest carryforward, federal	10.0	Does not expire
Tax credits, federal	0.8	2043
Tax credits, state	0.6	CA - Do not expire
As of December 31, 2024 and 2023, the Company had $3.6 million and $5.2 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company expects our unrecognized tax benefits may decrease by $2.9 million in the next twelve months due to statute expiration. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, including $0.3 million recognized during the year ended December 31, 2024.
The aggregate changes in the balance of the Company’s unrecognized tax benefits were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$5,198	$6,257	$241
Gross increases based on tax positions related to current year	179	99	130
Gross increases based on tax positions related to prior years	73	—	6,775
Gross decreases based on tax positions related to prior years	(1,867)	(1,158)	(889)
Balance, end of year	$3,583	$5,198	$6,257
The Company files income tax returns in the U.S. federal jurisdiction and various states and is not under audit by taxing authorities in any of these jurisdictions. With exceptions for certain states, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2021.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our estimate of taxable income for the year ended December 31, 2024. As of December 31, 2024, there was no current liability under the TRA.
As of December 31, 2023, the Company has derecognized the remaining $683.8 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position as of December 31, 2024. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We made payments of $7.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2024, of which $0.2 million is related to interest. We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2023, of which $0.4 million was related to interest. We made payments of $35.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2022, of which $1.1 million was related to interest. As of December 31, 2024 there were no liabilities under the TRA. As of December 31, 2023, our liabilities under the TRA were $7.1 million.

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
During the year ended December 31, 2024, Topco LLC paid tax distributions of $1.1 million to its owners, including $0.6 million to us. During the year ended December 31, 2023, Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to us. During the year ended December 31, 2022, Topco LLC paid tax distributions of $310.0 million to its owners, including $159.8 million to us.
As of December 31, 2024, no amounts for tax distributions have been accrued as such payments were made during the period.
15.Employee Benefit Plans
The Company sponsors a 401(k) plan (the “Maravai LifeSciences 401(k) Plan”) pursuant to which eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company provides for a cash match of up to 50% of employee contributions up to the first 6% of salary.
Total contributions by the Company to the Maravai LifeSciences 401(k) Plan was approximately $1.9 million, $2.1 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
16.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Chief Financial Officer (“CFO”) and General Counsel are executives of MLSH 1 and MLSH 2.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
Concurrent with the completion of the IPO, the Company entered into a TRA with MLSH 1 and MLSH 2. During the years ended December 31, 2024, 2023 and 2022, the Company made TRA payments to both MLSH 1 and MLSH 2 (see Note 14).
Contribution, Exchange and Forfeiture Agreement with MLSH 1
In connection with the Company’s acquisition of Alphazyme, the Company undertook a series of structuring transactions (see Note 11).
Topco LLC Operating Agreement
MLSH 1 is party to the Topco LLC operating agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the years ended December 31, 2024, 2023 and 2022, the Company made distributions of $0.5 million, $9.6 million and $150.2 million for tax liabilities to MLSH 1 under this agreement, respectively.
17.Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s operating segments are the same as its reportable segments. Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The accounting policies for the segments are the same as those described in Significant Accounting Policies (see Note 1). The Company’s financial performance is reported in two segments. A description of each segment follows:
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and not allocated to segments.

The following schedules include revenue, expenses, and adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$196,345	$62,840	$259,185

Less:
Cost of revenue (1)	94,694	9,918
Selling and marketing (1)	20,722	2,921
General and administrative (1)	20,370	4,197
Research and development (1)	9,713	1,960
Other segment items (2)	33	3
Adjusted EBITDA	50,813	43,841	$94,654
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Amortization			(27,531)
Depreciation			(20,852)
Interest expense			(47,700)
Interest income			27,403
Corporate costs, net of eliminations			(58,732)
Other adjustments:
Acquisition contingent consideration			2,003
Acquisition integration costs			(5,559)
Stock-based compensation			(49,415)
Merger and acquisition related expenses			(1,728)
Loss on extinguishment of debt			(3,187)
Acquisition related tax adjustment			(2,306)
Tax Receivable Agreement liability adjustment			(40)
Goodwill impairment			(166,151)
Restructuring costs (3)			(11)
Other			(2,330)
Loss before income taxes			(261,482)
Income tax benefit			1,860
Net loss			$(259,622)

	Year Ended December 31, 2023
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$224,769	$64,176	$288,945
Intersegment revenues	—	3	3
	224,769	64,179	288,948
Elimination of intersegment revenues			(3)
Total consolidated revenues			$288,945

Less:
Cost of revenue (1)	94,040	9,620
Selling and marketing (1)	18,580	2,295
General and administrative (1)	22,474	4,242
Research and development (1)	7,010	1,077
Other segment items (2)	7	37
Adjusted EBITDA	82,658	46,908	$129,566
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization			(27,356)
Depreciation			(12,898)
Interest expense			(45,892)
Interest income			27,727
Corporate costs, net of eliminations			(64,257)
Other adjustments:
Acquisition contingent consideration			3,286
Acquisition integration costs			(12,695)
Stock-based compensation			(34,588)
Merger and acquisition related expenses			(4,392)
Acquisition related tax adjustment			(1,293)
Tax Receivable Agreement liability adjustment			668,886
Restructuring costs (3)			(6,567)
Other			(1,791)
Income before income taxes			617,736
Income tax expense			(756,111)
Net loss			$(138,375)

	Year Ended December 31, 2022
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$813,069	$69,932	$883,001
Intersegment revenues	7	—	7
	813,076	69,932	883,008
Elimination of intersegment revenues			(7)
Total consolidated revenues			$883,001

Less:
Cost of revenue (1)	127,179	9,100
Selling and marketing (1)	15,022	1,936
General and administrative (1)	26,224	2,822
Research and development (1)	6,317	1,232
Other segment items (2)	(3)	1
Adjusted EBITDA	638,337	54,841	$693,178
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Amortization			(24,269)
Depreciation			(7,566)
Interest expense			(20,414)
Interest income			2,338
Corporate costs, net of eliminations			(55,378)
Other adjustments:
Acquisition contingent consideration			7,800
Acquisition integration costs			(13,362)
Stock-based compensation			(18,670)
Merger and acquisition related expenses			(2,416)
Financing costs			(1,078)
Acquisition related tax adjustment			(349)
Tax Receivable Agreement liability adjustment			(4,102)
Chief Executive Officer transition costs			(2,426)
Other			(1,814)
Income before income taxes			551,472
Income tax expense			(60,809)
Net income			$490,663
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized loss (gain) on foreign exchange transactions.
(3)For the years ended December 31, 2024 and 2023, stock-based compensation benefit of $1.2 million and $0.1 million, respectively, related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, intersegment revenue was immaterial between the Nucleic Acid Production and Biologics Safety Testing segments. The intersegment sales and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment sales for the years ended December 31, 2024, 2023 and 2022.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

18.Quarterly Financial Information (Unaudited)
The Company identified an error during the year-end financial close process with respect to revenue recognition associated with a single shipment that resulted in approximately $3.9 million in revenue being recorded in the final week of the second quarter of 2024 upon shipment when it should have been recorded in the first week of the third quarter of 2024 upon receipt by the customer.
As a result, the Company has restated the interim financial statements for the second and third quarters of 2024 associated with the abovementioned shipment. Relevant restated financial information is included in this Annual Report on Form 10-K in the tables that follow. As part of the restatement, the Company also recorded other immaterial adjustments to correct the misstatements for the impacted periods. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The effects of the restatement on the condensed consolidated balance sheet as of June 30, 2024 are summarized in the following table (in thousands, except per share amounts):

	June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$573,171	$—	$573,171
Accounts receivable, net	38,651	(3,909)	34,742
Inventory	49,294	49	49,343
Prepaid expenses and other current assets	17,063	—	17,063
Interest rate cap	6,575	—	6,575
Government funding receivable	608	—	608
Total current assets	685,362	(3,860)	681,502
Property and equipment, net	165,503	—	165,503
Goodwill	326,029	—	326,029
Intangible assets, net	207,249	—	207,249
Other assets	63,465	—	63,465
Total assets	$1,447,608	$(3,860)	$1,443,748
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,536	$—	$12,536
Accrued expenses and other current liabilities	40,719	—	40,719
Deferred revenue	2,078	68	2,146
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,069	—	7,069
Current portion of long-term debt	5,440	—	5,440
Current portion of finance lease liabilities	710	—	710
Total current liabilities	68,552	68	68,620
Long-term debt, less current portion	517,083	—	517,083
Finance lease liabilities, less current portion	31,527	—	31,527
Other long-term liabilities	54,032	—	54,032
Total liabilities	671,194	68	671,262
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 141,489 shares issued and outstanding as of June 30, 2024	1,415	—	1,415
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of June 30, 2024	1,107	—	1,107
Additional paid-in capital	168,337	—	168,337
Retained earnings	266,074	(2,204)	263,870
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	436,933	(2,204)	434,729
Non-controlling interest	339,481	(1,724)	337,757
Total stockholders’ equity	776,414	(3,928)	772,486
Total liabilities and stockholders’ equity	$1,447,608	$(3,860)	$1,443,748

The effects of the restatement on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 are summarized in the following tables (in thousands, except per share amounts):

	Three Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Revenue	$73,400	$(3,977)	$69,423
Operating expenses:
Cost of revenue	38,271	311	38,582
Selling, general and administrative	40,556	—	40,556
Research and development	5,284	(360)	4,924
Change in estimated fair value of contingent consideration	(1,195)	—	(1,195)
Restructuring	(4)	—	(4)
Total operating expenses	82,912	(49)	82,863
Loss from operations	(9,512)	(3,928)	(13,440)
Other income (expense):
Interest expense	(11,939)	—	(11,939)
Interest income	7,086	—	7,086
Other expense	(2,562)	—	(2,562)
Loss before income taxes	(16,927)	(3,928)	(20,855)
Income tax benefit	(2,435)	—	(2,435)
Net loss	(14,492)	(3,928)	(18,420)
Net loss attributable to non-controlling interests	(6,907)	(1,724)	(8,631)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(7,585)	$(2,204)	$(9,789)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.05)	$(0.02)	$(0.07)
Weighted average number of Class A common shares outstanding, basic and diluted	135,842	—	135,842

	Six Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Revenue	$137,579	$(3,977)	$133,602
Operating expenses:
Cost of revenue	76,606	311	76,917
Selling, general and administrative	81,441	—	81,441
Research and development	10,316	(360)	9,956
Change in estimated fair value of contingent consideration	(1,195)	—	(1,195)
Restructuring	(1,216)	—	(1,216)
Total operating expenses	165,952	(49)	165,903
Loss from operations	(28,373)	(3,928)	(32,301)
Other income (expense):
Interest expense	(22,803)	—	(22,803)
Interest income	14,296	—	14,296
Other expense	(2,456)	—	(2,456)
Loss before income taxes	(39,336)	(3,928)	(43,264)
Income tax benefit	(2,164)	—	(2,164)
Net loss	(37,172)	(3,928)	(41,100)
Net loss attributable to non-controlling interests	(17,509)	(1,724)	(19,233)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(19,663)	$(2,204)	$(21,867)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.15)	$(0.01)	$(0.16)
Weighted average number of Class A common shares outstanding, basic and diluted	134,088	—	134,088
The effects of the restatement on certain line items of the condensed consolidated statement of cash flows for the six months ended June 30, 2024 are summarized in the following table (in thousands):

	Six Months Ended June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(37,172)	$(3,928)	$(41,100)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,862	3,909	19,771
Inventory	1,571	(49)	1,522
Deferred revenue	(1,282)	68	(1,214)
Total	$(21,021)	$—	$(21,021)
There was no impact on net cash provided by operating activities or within any line items within investing and financing activities.

The effects of the restatement on the condensed consolidated balance sheet as of September 30, 2024 are summarized in the following table (in thousands, except per share amounts):

	September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$578,157	$—	$578,157
Accounts receivable, net	28,873	(85)	28,788
Inventory	50,409	125	50,534
Prepaid expenses and other current assets	21,659	—	21,659
Total current assets	679,098	40	679,138
Property and equipment, net	164,555	—	164,555
Goodwill	171,790	—	171,790
Intangible assets, net	201,858	—	201,858
Other assets	60,914	—	60,914
Total assets	$1,278,215	$40	$1,278,255
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,494	$—	$9,494
Accrued expenses and other current liabilities	38,498	400	38,898
Deferred revenue	1,834	68	1,902
Current portion of payable to related parties pursuant to the Tax Receivable Agreement	7,225	—	7,225
Current portion of long-term debt	5,440	—	5,440
Current portion of finance lease liabilities	750	—	750
Total current liabilities	63,241	468	63,709
Long-term debt, less current portion	516,283	—	516,283
Finance lease liabilities, less current portion	31,327	—	31,327
Other long-term liabilities	54,237	—	54,237
Total liabilities	665,088	468	665,556
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 141,589 shares issued and outstanding as of September 30, 2024	1,416	—	1,416
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of September 30, 2024	1,107	—	1,107
Additional paid-in capital	175,581	(2)	175,579
Retained earnings	167,036	(240)	166,796
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	345,140	(242)	344,898
Non-controlling interest	267,987	(186)	267,801
Total stockholders’ equity	613,127	(428)	612,699
Total liabilities and stockholders’ equity	$1,278,215	$40	$1,278,255

The effects of the restatement on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 are summarized in the following tables (in thousands, except per share amounts):

	Three Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Revenue	$65,200	$3,825	$69,025
Operating expenses:
Cost of revenue	36,826	(35)	36,791
Selling, general and administrative	39,087	—	39,087
Research and development	4,344	360	4,704
Change in estimated fair value of contingent consideration	(178)	—	(178)
Goodwill impairment	154,239	—	154,239
Restructuring	(4)	—	(4)
Total operating expenses	234,314	325	234,639
Loss from operations	(169,114)	3,500	(165,614)
Other income (expense):
Interest expense	(13,634)	—	(13,634)
Interest income	7,071	—	7,071
Change in payable to related parties pursuant to the Tax Receivable Agreement	(39)	—	(39)
Other expense	72	—	72
Loss before income taxes	(175,644)	3,500	(172,144)
Income tax benefit	311	—	311
Net loss	(175,955)	3,500	(172,455)
Net loss attributable to non-controlling interests	(76,917)	1,536	(75,381)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(99,038)	$1,964	$(97,074)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.70)	$0.02	$(0.68)
Weighted average number of Class A common shares outstanding, basic and diluted	141,555	—	141,555

	Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Revenue	$202,779	$(152)	$202,627
Operating expenses:
Cost of revenue	113,432	276	113,708
Selling, general and administrative	120,528	—	120,528
Research and development	14,660	—	14,660
Change in estimated fair value of contingent consideration	(1,373)	—	(1,373)
Goodwill impairment	154,239	—	154,239
Restructuring	(1,220)	—	(1,220)
Total operating expenses	400,266	276	400,542
Loss from operations	(197,487)	(428)	(197,915)
Other income (expense):
Interest expense	(36,437)	—	(36,437)
Interest income	21,367	—	21,367
Change in payable to related parties pursuant to the Tax Receivable Agreement	(39)	—	(39)
Other expense	(2,384)	—	(2,384)
Loss before income taxes	(214,980)	(428)	(215,408)
Income tax benefit	(1,853)	—	(1,853)
Net loss	(213,127)	(428)	(213,555)
Net loss attributable to non-controlling interests	(94,426)	(188)	(94,614)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(118,701)	$(240)	$(118,941)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.87)	$—	$(0.87)
Weighted average number of Class A common shares outstanding, basic and diluted	136,595	—	136,595
The effects of the restatement on certain line items of the condensed consolidated statement of cash flows for the nine months ended September 30, 2024 are summarized in the following table (in thousands):

	Nine Months Ended September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(213,127)	$(428)	$(213,555)
Changes in operating assets and liabilities, net of acquisitions:			—
Accounts receivable	25,704	85	25,789
Inventory	50	(125)	(75)
Accrued expenses and other current liabilities	(21,118)	400	(20,718)
Deferred revenue	(1,526)	68	(1,458)
Total	$(210,017)	$—	$(210,017)
There was no impact on net cash provided by operating activities or within any line items within investing and financing activities.

19.Subsequent Events
Acquisition of Assets and Intellectual Property from Molecular Assemblies
In January 2025, the Company acquired assets and intellectual property from Molecular Assemblies, expanding TriLink’s ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats nucleic acid-based therapies. The total consideration for this acquisition was a purchase price of $11.5 million, subject to customary post-closing adjustments.
Acquisition of Officinae Bio
In February 2025, the Company completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. The total consideration to acquire Officinae consisted of a base cash provisional purchase price of $10.0 million, subject to customary post-closing adjustments, and potential contingent consideration payments of up to $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain milestone and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock upon the achievement of certain milestones.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2024, because we identified the following material weaknesses:
•Revenue and accounts receivable: Management did not design and operate effective controls over the Company’s revenue process. Specifically, we did not design and maintain effective controls over the timing of when the Company has transferred control of goods to its customers at period end, segregation of duties related to customer purchase order information entered into the Company’s IT systems, accounting for customer product revenue, and the authorization and documentation of pricing approvals. The material weakness is an aggregation of these matters.

•Goodwill impairment: Management did not operate effective controls over the key inputs and assumptions that were utilized to determine the fair value of reporting units in the Company’s quantitative goodwill impairment assessment as of December 31, 2024.
These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective.
Ernst & Young LLP, an independent registered public accounting firm has issued an auditors’ report on our internal control over financial reporting as of December 31, 2024, which is included elsewhere in this Audit Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the material weaknesses noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness
With respect to the material weaknesses above, management, under the oversight of the Audit Committee, is in the process of designing appropriate controls as well as implementing measures to ensure appropriate operation of existing controls to address these material weaknesses. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate. Remediation to address the material weaknesses noted above, includes:
•Revenue and accounts receivable -
–Remediating the design and operation of existing controls related to the revenue process.
–Designing and implementing new controls to sufficiently document evidence of pricing authorization and approvals.
–Reviewing order entry data input into IT systems to ensure accuracy.
–Reviewing shipping terms as a factor in determining the timing of when control of goods is transferred to customers at period end.
–Monitoring work order activity related to custom product manufacturing.
•Goodwill impairment - enhancing the operation of certain management review controls over key inputs and assumptions, including projected financial information, by refining the precision by which the controls operate and retaining sufficient evidence of the review over key inputs and assumptions included in the quantitative goodwill impairment analysis.
Further, we plan to continue to provide relevant training to control owners to ensure they understand the importance of the documentation that supports the effective operation of our control activities, including evidence over the completeness and accuracy of information used in the controls.
When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to these material weaknesses.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Maravai LifeSciences Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Maravai LifeSciences Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management identified material weaknesses in controls related to revenue and accounts receivable as well as goodwill impairment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 18, 2025, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Mateo, California

March 18, 2025

Item 9B. Other Information
Insider Trading Arrangements
None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s definitive proxy statement (the “2025 Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders.
Insider Trading Policy
The Company has adopted an Insider Trading Policy that restricts transactions in the Company’s securities by its directors, officers, employees and certain other covered persons while such persons are in the possession of material non-public information. The Insider Trading Policy is designed to promote compliance with foreign, federal and state insider trading laws, SEC rules and regulations and NASDAQ listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

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

10.5
Tax Receivable Agreement, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.6
Exchange Agreement, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.7
Second Amended and Restated Limited Liability Company Agreement of Maravai Topco Holdings, LLC, dated as of November 19, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.8+
Maravai LifeSciences Holdings, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 23, 2020).

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Maravai LifeSciences Holdings, Inc.’s Form S-1/A filed on November 9, 2020).

10.10§
Distribution Agreement, dated January 14, 2019, between Cygnus Technologies, LLC and Beijing XMJ Scientific Co. Ltd. (incorporated by reference to Exhibit 10.15 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.11§
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

10.14§
Lease Agreement, dated August 6, 2021, by and between 10240 Flanders Investors LLC and TriLink Biotechnologies, LLC (incorporated by reference to Exhibit 10.15 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.15
First Amendment to Lease Agreement, dated October 14, 2021, by and between 10240 Flanders Investors LLC and TriLink Biotechnologies, LLC (incorporated by reference to Exhibit 10.16 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.16
Second Amendment to Lease Agreement, dated October 1, 2022, by and between 10240 Flanders Investors LLC and TriLink Biotechnologies, LLC (incorporated by reference to Exhibit 10.17 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.17§
Lease Agreement, dated as of June 11, 2021, by and between CIGG, LC and Cygnus Technologies, LLC (incorporated by reference to Exhibit 10.18 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.18
Director Nomination Agreement, dated as of November 24, 2020, by and among Maravai LifeSciences Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.19§
Credit Agreement, dated as of October 19, 2020, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, TriLink Biotechnologies, LLC, Vector Laboratories, Inc., Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.24 to Maravai LifeSciences Holdings, Inc.’s Form S-1 filed on October 29, 2020).

10.20	First Amendment to Credit Agreement, dated as of August 11, 2021, by Maravai Intermediate Holdings, LLC and Morgan Stanley Senior Funding, Inc.

Exhibit Number	Description
10.21
Second Amendment to Credit Agreement, dated as of January 19, 2022, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, TriLink Biotechnologies, LLC, Maravai Topco Holdings, LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on January 20, 2022).

10.22
Third Amendment to Credit Agreement, dated September 10, 2024, among Maravai Intermediate Holdings, LLC, Cygnus Technologies, LLC, TriLink Biotechnologies, LLC, Maravai Topco Holdings, LLC, Morgan Stanley Senior Funding, Inc. and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on September 12, 2024).

10.23+§
Amended and Restated Employment Agreement of Carl W. Hull, dated May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2023).

10.24+
Amendment No.1, effective as of July 27, 2023, to the Amended and Restated Employment Agreement of Carl W. Hull, dated May 8, 2023, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Carl W. Hull (incorporated by reference to Exhibit 10.24 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

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

10.27+§
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

10.29+
Second Amended and Restated Employment Agreement of Andrew Burch, effective as of February 25, 2024, among Maravai LifeSciences Holdings, Inc., TriLink Biotechnologies, LLC, and Andrew Burch (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2024).

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

10.33+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (January 2024) (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on May 9, 2024).

10.34+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2024 RSU Award Agreement - Chairman of the Board) (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on December 5, 2024).

10.35+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025 RSU Award Agreement - Chairman of the Board) (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on December 5, 2024).

10.36+	Form of Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.33 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.37+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.34 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

Exhibit Number	Description
10.38+
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

10.39+	Form of Amendment No. 1 to Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

10.40+	Form of Amendment No. 1 to Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

10.41+
Amendment No. 1 to Performance Stock Unit Grant Notice by and between Maravai LifeSciences Holdings, Inc. and William E. Martin, III, dated as of July 6, 2023 (incorporated by reference to Exhibit 10.3 to Maravai LifeSciences Holdings, Inc.’s Form 10-Q filed on August 8, 2023).

10.42+§	Separation Agreement and General Release of Claims by and between TriLink Biotechnologies, LLC, and Andrew Burch, dated as of January 17, 2025.

19.1	Insider Trading Policy.

21.1	List of subsidiaries of Maravai LifeSciences Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Clawback Policy of Maravai LifeSciences Holdings, Inc. (incorporated by reference to Exhibit 97.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ William E. Martin, III
Name:	William E. Martin, III
Title:	Chief Executive Officer
Date: March 18, 2025

***

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2025
/s/ William E. Martin, III
William E. Martin, III

/s/ Kevin Herde	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2025
Kevin Herde

/s/ Robert Andrew Eckert	Chairman of the Board	March 18, 2025
Robert Andrew Eckert

/s/ Sean Cunningham	Director	March 18, 2025
Sean Cunningham

/s/ Benjamin Daverman	Director	March 18, 2025
Benjamin Daverman

/s/ John DeFord	Director	March 18, 2025
John DeFord, Ph.D.

/s/ Susannah Gray	Director	March 18, 2025
Susannah Gray

/s/ Jessica Hopfield	Director	March 18, 2025
Jessica Hopfield, Ph.D.

/s/ Gregory T. Lucier	Director	March 18, 2025
Gregory T. Lucier

/s/ Luke Marker	Director	March 18, 2025
Luke Marker

/s/ Constantine Mihas	Director	March 18, 2025
Constantine Mihas

/s/ Murali K. Prahalad	Director	March 18, 2025
Murali K. Prahalad, Ph.D.