Form 10-Q
period 2025-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2025-05-12
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
______________________________
(858) 546-0004
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 5, 2025, 143,975,437 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•Shifts in the trade, economic and other policies and priorities of the U.S. federal government, on our and our customers’ current and future business operations.
•Our ability to attract, retain and motivate a highly skilled workforce, including qualified key personnel.
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
•Risks related to our acquisitions, including integration and whether we achieve the anticipated benefits of acquisitions of businesses or technologies.
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
•The risk that our products become subject to more onerous regulation by the U.S. Food and Drug Administration or other regulatory agencies in the future.
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
•Risks and uncertainty related to the restatement of our previously issued financial statements.
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$285,053	$322,399
Accounts receivable, net	28,493	38,520
Inventory	49,773	50,082
Prepaid expenses and other current assets	12,963	16,770
Interest rate cap	—	1,375
Total current assets	376,282	429,146
Property and equipment, net	166,428	164,474
Goodwill	159,878	159,878
Intangible assets, net	199,581	194,957
Other assets	57,582	59,789
Total assets	$959,751	$1,008,244
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,525	$11,957
Accrued expenses and other current liabilities	44,603	36,407
Deferred revenue	2,756	2,375
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	834	792
Total current liabilities	63,158	56,971
Long-term debt, less current portion	289,499	290,492
Finance lease liabilities, less current portion	30,881	31,106
Deferred tax liabilities	1,974	11
Other long-term liabilities	43,966	52,455
Total liabilities	429,478	431,035
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 143,958 and 141,976 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,440	1,420
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of March 31, 2025 and December 31, 2024	1,107	1,107
Additional paid-in capital	186,797	181,874
Retained earnings	110,946	140,891
Accumulated other comprehensive income	324	—
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	300,614	325,292
Non-controlling interest	229,659	251,917
Total stockholders’ equity	530,273	577,209
Total liabilities and stockholders’ equity	$959,751	$1,008,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$46,850	$64,179
Operating expenses:
Cost of revenue	39,125	38,335
Selling, general and administrative	39,564	40,885
Research and development	4,888	5,032
Goodwill impairment	12,435	—
Restructuring	—	(1,212)
Total operating expenses	96,012	83,040
Loss from operations	(49,162)	(18,861)
Other income (expense):
Interest expense	(6,778)	(10,864)
Interest income	3,225	7,210
Other income	24	106
Loss before income taxes	(52,691)	(22,409)
Income tax expense	162	271
Net loss	(52,853)	(22,680)
Net loss attributable to non-controlling interests	(22,908)	(10,602)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(29,945)	$(12,078)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.21)	$(0.09)
Weighted average number of Class A common shares outstanding, basic and diluted	143,425	132,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(52,853)	$(22,680)
Other comprehensive income:
Foreign currency translation adjustments	574	—
Total other comprehensive loss	(52,279)	(22,680)
Comprehensive loss attributable to non-controlling interests	(22,658)	(10,602)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(29,621)	$(12,078)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1,982	20	—	—	(5,080)	—	—	—	(5,060)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,131	—	—	(4,131)	—
Stock-based compensation	—	—	—	—	5,872	—	—	4,531	10,403
Net loss	—	—	—	—	—	(29,945)	—	(22,908)	(52,853)
Foreign currency translation adjustment	—	—	—	—	—	—	324	250	574
March 31, 2025	143,958	$1,440	110,684	$1,107	$186,797	$110,946	$324	$229,659	$530,273

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	427	5	—	—	(1,877)	—	—	(1,872)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,510	—	(1,510)	—
Stock-based compensation	—	—	—	—	6,346	—	5,711	12,057
Net loss	—	—	—	—	—	(12,078)	(10,602)	(22,680)
March 31, 2024	132,655	$1,327	119,094	$1,191	$134,482	$273,659	$366,730	$777,389
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(52,853)	$(22,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,693	4,786
Amortization of intangible assets	7,030	6,869
Amortization of operating lease right-of-use assets	2,187	2,098
Amortization of deferred financing costs	461	740
Stock-based compensation expense	10,403	12,057
Goodwill impairment	12,435	—
Change in fair value of derivative instruments	—	(1,919)
Other	(236)	223
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,160	17,883
Inventory	449	820
Prepaid expenses and other current assets	2,241	730
Accounts payable	(708)	(3,682)
Accrued expenses and other current liabilities	1,457	(24,116)
Deferred revenue	381	(1,150)
Other long-term liabilities	(8,490)	(1,126)
Net cash used in operating activities	(9,390)	(8,467)
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	(18,628)	—
Purchases of property and equipment	(5,235)	(5,665)
Proceeds from government assistance allocated to property and equipment	734	1,421
Net cash used in investing activities	(23,129)	(4,244)
Financing activities:
Principal repayments of long-term debt	(1,360)	(1,360)
Payments of finance lease liabilities	(183)	(145)
Proceeds from interest rate cap agreement	1,375	2,378
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(4,732)	(1,433)
Net cash used in financing activities	(4,900)	(560)
Effects of exchange rate changes on cash and cash equivalents	73	—
Net decrease in cash and cash equivalents	(37,346)	(13,271)
Cash and cash equivalents, beginning of period	322,399	574,962
Cash and cash equivalents, end of period	$285,053	$561,691

Supplemental cash flow information:
Cash paid for interest	$6,518	$12,140
Cash paid for income taxes, net	$139	$197

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,434	$3,162
Accrued receivable for capital expenditures to be reimbursed under a government contract	$—	$2,844
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$4,800	$—
Accrued consideration payable recorded in connection with acquisitions of a business	$2,331	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company,” and together with its consolidated subsidiaries, “Maravai,” “we,” “us,” and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications and antibody-based products to detect impurities during the production of biopharmaceutical products.
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
Basis of Presentation
The Company operates and controls all of the business and affairs of Topco LLC, and, through Topco LLC and its subsidiaries, conducts its business. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC, and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net loss is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements. Certain prior period information has been reclassified to conform to the current period presentation.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 11), the realizability of our net deferred tax assets, valuation of goodwill and intangible assets, valuation of assets acquired and liabilities assumed in business combinations, and determination of fair value of contingent consideration. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production and biologics safety testing. Products are sold primarily through a direct sales force and through distributors in certain international markets where the Company does not have a direct commercial presence.
Revenue is recognized when control of promised goods or services is transferred to a customer or distributor in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Distributors are the principal in all sales transactions with our customers. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of March 31, 2025 or December 31, 2024.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $3.5 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three months ended March 31, 2025, the Company recognized $0.9 million of revenue that was included in the contract liabilities balance of $3.3 million as of December 31, 2024. During the three months ended March 31, 2024, the Company did not recognize a material amount of revenue that was included in the contract liabilities balance as of December 31, 2023.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$21,974	$7,295	$29,269
Europe, the Middle East and Africa	2,594	4,284	6,878
Asia Pacific	4,147	6,410	10,557
Latin and Central America	35	111	146
Total revenue	$28,750	$18,100	$46,850

	Three Months Ended March 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$26,278	$7,093	$33,371
Europe, the Middle East and Africa	4,740	4,625	9,365
Asia Pacific	14,911	6,225	21,136
Latin and Central America	87	220	307
Total revenue	$46,016	$18,163	$64,179
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
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of March 31, 2025, we held approximately 56.5% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 43.5% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of March 31, 2025. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
MLSH 1 is entitled to exchange its LLC Units, together with an equal number of shares of our Class B common stock (together referred to as “Paired Interests”), for shares of our Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). As such, future exchanges of Paired Interests by MLSH 1 will result in a change in ownership and reduce or increase the amount recorded as non-controlling interests and increase or decrease additional paid-in-capital when Topco LLC has positive or negative net assets, respectively. For the three months ended March 31, 2025 and 2024, MLSH 1 did not exchange any Paired Interests.
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (the “LLC Operating Agreement”). The LLC Operating Agreement includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three months ended March 31, 2025 and 2024.
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
The allowance for credit losses was approximately $0.8 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. Write-offs of accounts receivable were not significant during the three months ended March 31, 2025 and 2024. There were no recoveries during the three months ended March 31, 2025 and 2024.

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
The quantitative impairment test is performed using a one-step process. The process is to compare the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit. During the three months ended March 31, 2025, the Company recorded total goodwill impairment of $12.4 million for the TriLink reporting unit within the Nucleic Acid Production segment (see Note 3). There was no goodwill impairment recorded during the three months ended March 31, 2024.
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
As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 4 for the Company's financial assets and liabilities that are measured at fair value on a recurring basis.
Acquisitions
The Company evaluates mergers, acquisitions and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an acquisition of assets. The Company first identifies the acquired entity by determining if the target is a legal entity or a group of assets or liabilities. If control over a legal entity is being evaluated, the Company also evaluates if the target is a variable interest or voting interest entity. For acquisitions of voting interest entities, the

Company applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an acquisition of assets. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.
The Company accounts for its business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. The purchase price, which includes the fair value of consideration transferred, is attributed to the fair value of the assets acquired and liabilities assumed. The purchase price may also include contingent consideration. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration liabilities are recognized at their estimated fair value on the acquisition date. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, as subsequent settlement is recorded within stockholders’ equity. Contingent consideration arrangements that are determined to be compensatory in nature are recognized as post combination expense in our consolidated statements of operations ratably over the implied service period beginning in the period it becomes probable such amounts will become payable. The excess of the purchase price of the acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed twelve months from the acquisition date. The results of acquired businesses are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs directly attributable to acquired businesses are expensed as incurred.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and assumptions about future net cash flows, discount rates and selection of comparable companies. Each of these factors can significantly affect the value attributed to the identifiable intangible asset acquired in a business combination.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains the majority of its cash balances at multiple financial institutions that management believes are of high-credit-quality and financially stable. Cash is deposited with major financial institutions in excess of Federal Deposit Insurance Corporation insurance limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company provides credit, in the normal course of business, to international and domestic distributors as well as certain customers, which are geographically dispersed. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31, 2025	December 31, 2024
	2025	2024
Nacalai USA, Inc.	*	14.8%	*	36.8%
____________________
*Less than 10%
For the three months ended March 31, 2024, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment.
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
2.Acquisitions
Molecular Assemblies
On January 23, 2025, the Company completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) expanding TriLink Biotechnologies, LLC’s (“TriLink”) ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats nucleic acid-based therapies. The acquisition will complement the Company’s product portfolio and manufacturing capabilities. The acquisition will vertically integrate the Company’s supply chain and expand its product offerings for inputs used in the development of therapeutics and vaccines.
The Company acquired assets from Molecular for a total purchase consideration of $11.2 million. The total cash consideration of $9.2 million was paid using existing cash on hand. The transaction was accounted for as an acquisition of a business as the assets acquired from Molecular consisted of multiple types of long-lived assets, as well as inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the three months ended March 31, 2025, the Company incurred $0.6 million in transaction costs associated with the acquisition of assets from Molecular, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire the assets from Molecular consisted of the following (in thousands):

Cash paid	$9,212
Consideration payable	2,000
Total consideration transferred	$11,212
Pursuant to the Molecular Assemblies Asset Purchase Agreement (the “Molecular APA”), the Company maintained an indemnity and adjustment holdback of $2.0 million for the purpose of providing security against any adjustments to the amounts at closing, which has been recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025. The indemnity holdback period extends to the later of six months from the closing date or when Molecular meets certain conditions, as defined in the Molecular APA, related to the wind down of Molecular.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Inventory	$156
Prepaid expenses and other current assets	138
Property and equipment, net	4,570
Intangible assets, net	3,200
Total identifiable assets acquired	8,064
Accounts payable	(288)
Total liabilities assumed	(288)
Net identifiable assets acquired	7,776
Goodwill	3,436
Net assets acquired	$11,212
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with vertical supply integration. All of the goodwill acquired in connection with the acquisition of Molecular Assemblies was allocated to the Company’s Nucleic Acid Production segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the estimated fair values of identifiable intangible assets acquired from Molecular as of the date of acquisition and their estimated useful life:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$3,200	13
The developed technology intangible asset is related to its patented manufacturing process capability to both synthesize enzyme oligonucleotides and achieve quality standards. The fair value of the intangible asset was based on projected revenues for the acquired assets and was estimated using an income approach, specifically the multi-period excess earnings method for developed technology. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets were determined based upon the remaining period for which the assets were expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 118.1%, a discount rate of 11.5%, and an assumed technical obsolescent curve of 5.0%.
The fair value of equipment was based on both cost and market approaches utilizing Level 2 inputs. The carrying value of the remaining assets acquired or liabilities assumed was estimated to equal their fair values based on their short-term nature. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.
Revenue and earnings from the assets acquired from Molecular included in the Company’s condensed consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the three months ended March 31, 2025 have been presented as the impact was not determined to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
Officinae Bio
On February 21, 2025, the Company completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. The acquisition will complement the Company’s product portfolio and manufacturing capabilities by assisting TriLink customers to design and purchase the Company’s products.

The Company acquired Officinae for a total purchase consideration of $15.1 million. The total cash consideration of $9.9 million was paid using existing cash on hand. As a result of the acquisition, we own all the outstanding interest in Officinae. The transaction was accounted for as an acquisition of a business as Officinae consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.
For the three months ended March 31, 2025, the Company incurred $0.2 million in transaction costs associated with the acquisition of Officinae, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire Officinae consisted of the following (in thousands):

Cash paid	$9,930
Fair value of contingent consideration	4,800
Consideration payable	331
Total consideration transferred	$15,061
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. The estimated fair value of $4.8 million was developed at a 100.0% probability of achievement and by discounting future net cash flows to their present value at a discount rate of 7.3%, which is a Level 3 input (see Note 4). As of March 31, 2025, there were no significant changes in the estimated fair value of the Milestone Consideration compared to its acquisition date fair value. The Earnout Considerations had no probability of achievement at the acquisition date and at March 31, 2025, the value was not measurable.
Upon closing of the acquisition, the Company deferred $0.3 million of the purchase price to cover potential working capital adjustments, which has been recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$214
Intangible assets, net	8,180
Total identifiable assets acquired	8,394
Accrued expenses and other current liabilities	(141)
Deferred tax liabilities	(1,963)
Total liabilities assumed	(2,104)
Net identifiable assets acquired	6,290
Goodwill	8,771
Net assets acquired	$15,061
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with integrating Officinae’s technology platform and manufacturing processes with the Company’s product offerings and assembled workforce. All of the goodwill acquired in connection with the acquisition of Officinae was allocated to the Company’s Nucleic Acid Production segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of Officinae’s identifiable intangible assets as of the date of acquisition and their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$8,100	8
Customer relationships	80	6
Total	$8,180
The customer relationships intangible assets are related to Officinae’s customer loyalty and customer relationships. The developed technology intangible asset is related to Officinae’s proprietary design and e-commerce platform to support the biological design of therapeutics and its unique manufacturing process optimizations. The fair value of these intangible assets was based on Officinae’s projected revenues and revenues for orders placed using the platform, and was estimated using an income approach, specifically the multi-period excess earnings method for developed technology and the distributor method for customer relationships. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return utilizing Level 3 inputs. The useful lives for these intangible assets were determined based upon the remaining period for which the assets were expected to contribute directly or indirectly to future cash flows. Key quantitative assumptions used in the determination of fair value of the developed technology intangible included revenue growth rates ranging from 3.0% to 89.3%, a discount rate of 19.0%, and a technical obsolescent curve of 5.0% in the first five years and 10.0% thereafter.
The carrying value of the remaining assets acquired or liabilities assumed was estimated to equal their fair values based on their short-term nature. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.
Revenue and earnings from Officinae included in the Company’s condensed consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the three months ended March 31, 2025 have been presented as the impact was not determined to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
3.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the three months ended March 31, 2025 (in thousands):

	Nucleic Acid Production (1)	Biologics Safety Testing (2)	Total
Balance as of December 31, 2024	$39,950	$119,928	$159,878
Acquisitions	12,207	—	12,207
Impairment	(12,435)	—	(12,435)
Foreign currency translation	228	—	228
Balance as of March 31, 2025	$39,950	$119,928	$159,878
____________________
(1)The Nucleic Acid Production segment had accumulated goodwill impairment of $178.6 million and $166.2 million as of March 31, 2025 and December 31, 2024, respectively.
(2)The Biologics Safety Testing segment had no accumulated goodwill impairment as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment.
During the three months ended March 31, 2025, the Company recorded goodwill of $3.4 million in connection with the acquisition of assets from Molecular, and goodwill of $8.8 million in connection with the acquisition of Officinae (see Note 2). These acquisitions were included within the TriLink reporting unit.

In connection with preparing its financial statements for the first quarter of 2025, the Company performed a qualitative goodwill impairment analysis on each of its four reporting units and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for three of the reporting units and no further testing was required. As a result, no impairment was recorded for these three reporting units.
The Company performed a quantitative impairment test on the TriLink reporting unit in response to impairment indicators identified during the first quarter of 2025. The indicators of impairment primarily relate to the Company’s long-term forecast which continues to reflect lower projected near term revenues due to lower demand in research and discovery products within the TriLink reporting unit, and continues to consider the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures.
The Company performed the impairment test using a combination of the income and the market approach to determine whether the fair value of the TriLink reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models included, but are not limited to, discount rates, revenue projections, revenue growth rate assumptions (including terminal growth rates) and EBITDA margins. These assumptions were developed in light of current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on its interim quantitative assessment, the Company concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the three months ended March 31, 2025, the Company recorded goodwill impairment of $12.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink reporting unit.
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
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)	(in years)
Trade Names	$7,800	$(7,012)	$788	3 - 10	1.8
Patents and Developed Technology (1)	332,720	(141,225)	191,495	10- 14	7.8
Customer Relationships (1)	22,396	(15,098)	7,298	6 - 12	5.0
Total	$362,916	$(163,335)	$199,581		7.7

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,885)	$915	3 - 10	2.0
Patents and Developed Technology	321,149	(134,822)	186,327	10- 14	8.0
Customer Relationships	22,313	(14,598)	7,715	10 - 12	5.2
Total	$351,262	$(156,305)	$194,957		7.8
____________________
(1)Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.
During the three months ended March 31, 2025, the Company recorded intangible assets of $3.2 million in connection with the acquisition of assets from Molecular, and intangible assets of $8.2 million in connection with the acquisition of Officinae (see Note 2).
The Company recognized $6.4 million and $6.2 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.6 million and $0.7 million was recorded as selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the estimated future amortization expense for finite-lived intangible assets was as follows (in thousands):

2025 (remaining nine months)	$21,567
2026	28,529
2027	27,513
2028	27,293
2029	26,129
Thereafter	68,550
Total estimated amortization expense	$199,581
4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of March 31, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$283,530	$—	$—	$283,530

Liabilities
Contingent consideration	Accrued expenses and other current liabilities	$—	$—	$4,800	$4,800

		Fair Value Measurements as of December 31, 2024
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$321,985	$—	$—	$321,985
Interest rate cap	Interest rate cap	—	1,375	—	1,375
Total assets		$321,985	$1,375	$—	$323,360
Contingent Consideration
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million (the “Performance Payments”), subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the three annual performance periods, with the first and second payments (to the extent earned) due in 2024 and 2025, respectively. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no Performance Payments were made to the sellers of Alphazyme for the first and second performance periods. As of March 31, 2025, the Company may be required to make Performance Payments to the sellers of Alphazyme of up to $25.0 million for the third performance period; however, based on Alphazyme’s current revenue expectations, no such payment is expected to be made.
This contingent consideration liability, which had no fair value as of March 31, 2025, is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$—
Contingent consideration related to the acquisition of Officinae (see Note 2)	4,800
Balance as of March 31, 2025	$4,800
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$17,207	$16,974
Work-in-process	9,915	10,050
Finished goods	22,651	23,058
Total inventory	$49,773	$50,082
6.Government Assistance
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
During the three months ended March 31, 2025 and 2024, the Company received $0.7 million and $1.4 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets for the respective periods. As of March 31, 2025, the Company has utilized and received the full amount of the award.
7.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $1.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, future minimum commitments under these obligations totaled $0.8 million which relate to the nine months ending December 31, 2025 and the year ending December 31, 2026.
Legal Proceedings
In addition to the proceeding described below, the Company is involved in various legal proceedings arising in the normal course of business. The Company accrues for a loss contingency when it determines that it is probable, after consultation with counsel, that a liability has been incurred and the amount of such loss can be reasonably estimated. As of the date of this report, none of such loss contingencies, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
On March 3, 2025, a purported stockholder filed a putative class action lawsuit against the Company and certain officers of the Company in the United States District Court for the Southern District of California, captioned Nelson v. Maravai Lifesciences Holdings, Inc., et al. (the “Securities Class Action”). The Securities Class Action generally alleges that the Company and certain officers of the Company violated U.S. federal securities laws by making allegedly materially false or misleading statements about the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between August 7, 2024 and February 24, 2025. The Securities Class Action seeks, among other things, compensatory damages and attorneys’ fees and costs. The case is in its very early stages. Various motions to appoint a lead plaintiff are currently pending with the court.
The Company intends to vigorously defend the Securities Class Action. Currently, the Company cannot reasonably estimate any potential loss or range of loss that may arise from the Securities Class Action.
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
8.Long-Term Debt
Credit Agreement
Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries are parties to a credit agreement (as amended, the “Credit Agreement”), which provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”), and a $167.0 million revolving credit facility, maturing October 2029 (subject to springing maturity provisions based on the maturity of the Term Loan) (the “Revolving Credit Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on Term Secured Overnight Financing Rate (“SOFR”) plus an applicable interest rate margin.
As of March 31, 2025, the effective interest rate on the Term Loan was 7.29% per annum.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of March 31, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Term Loan requires mandatory quarterly principal payments of $1.4 million which began in March 2022, and all remaining outstanding principal is due on maturity in October 2027.
As of March 31, 2025, unamortized debt issuance costs totaled $1.7 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
The Credit Agreement may require prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2025, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of March 31, 2025.
Interest Rate Cap
The Company was a party to an interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. Under the terms of the contract, the Company was entitled to receive from the counterparty, at each calendar quarter end, the amount, if any, by which a specified defined floating market rate exceeded the cap strike interest rate, applied to the contract’s notional amount of $500.0 million. The floating rate of interest was reset at the end of each three-month period. The contract expired on January 19, 2025.
The interest rate cap agreement was not designated as a hedging relationship and was recognized on the condensed consolidated balance sheet at fair value of $1.4 million, within prepaid expenses and other current assets, as of December 31, 2024. Changes in fair value were recognized within interest expense in the condensed consolidated statements of operations. Proceeds from the interest rate cap agreement were reflected in cash flows provided by (used in) financing activities in the condensed consolidated statements of cash flows.

The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Term Loan	$298,320	$299,680
Unamortized debt issuance costs	(3,381)	(3,748)
Total long-term debt	294,939	295,932
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$289,499	$290,492
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2025 (remaining nine months)	$4,080
2026	5,440
2027	288,800
Total long-term debt	$298,320
9.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three months ended March 31, 2025 and 2024.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(52,853)	$(22,680)
Less: loss attributable to common non-controlling interests	22,908	10,602
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(29,945)	$(12,078)

Weighted average Class A common shares outstanding	143,425	132,333

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.21)	$(0.09)
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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted stock units	4,316	2,343
Stock options	3,422	4,142
Shares estimated to be purchased under the employee stock purchase plan	412	7
Shares of Class B common stock	110,684	119,094
Total	118,834	125,586
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market and performance conditions as of March 31, 2025 and 2024, and therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was insignificant as of March 31, 2025 and 2024. These share amounts were also excluded from the potentially dilutive securities in the table above.
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
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Loss before income taxes	$(52,691)	$(22,409)
Income tax expense	$162	$271
Effective tax rate	(0.3)%	(1.2)%
The Company’s effective tax rate of (0.3)% for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
The Company’s effective tax rate of (1.2)% for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
As of March 31, 2025 and December 31, 2024, the Company had $3.3 million and $3.6 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company expects to recognize $2.9 million in the next twelve months due to statute expiration. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, which was immaterial during the three months ended March 31, 2025 and 2024.
Tax Distributions to Topco LLC’s Owners
The LLC Operating Agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its unit holders. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum combined marginal U.S. federal and state income tax rate applicable to an individual and (ii) the net investment income tax. The assumed income tax rate currently totals 46.7%, which may increase to 54.1% in certain cases where the qualified business income deduction is unavailable.
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
During the three months ended March 31, 2025 and 2024, Topco LLC did not pay any tax distributions to its unit holders.
As of March 31, 2025, no amounts for tax distributions had been accrued as such payments, if any, are made during the period.
11.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s Chief Financial Officer and General Counsel are also executives of MLSH 1 and MLSH 2.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to a Tax Receivable Agreement (“TRA”) with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, our initial public offering (“IPO”) and any subsequent purchases or exchanges of LLC Units. The Company expects to benefit from the remaining 15% of any cash tax savings that it realizes.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2024. As of March 31, 2025, there was no current liability under the TRA.
As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. As of December 31, 2024, the amount of the non-current liability amount that had been derecognized was $683.8 million. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. There have been no changes to our position set forth in the 2024 Form 10-K. The impact of any activity for the year ending December 31, 2025, including any LLC Unit exchanges or changes to our estimated U.S. federal, state and local income tax rates, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 when amounts are determinable.
As of March 31, 2025 and December 31, 2024, there were no liabilities outstanding under the TRA.
During the three months ended March 31, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the three months ended March 31, 2025 and 2024, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement.
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
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
The following schedule includes revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$28,750	$18,100	$46,850

Less:
Cost of revenue (1)	24,822	2,801
Selling and marketing (1)	5,768	830
General and administrative (1)	4,515	1,213
Research and development (1)	2,498	585
Other segment items (2)	47	—
Adjusted EBITDA	(8,900)	12,671	$3,771
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,030)
Depreciation			(5,693)
Interest expense			(6,778)
Interest income			3,225
Corporate costs, net of eliminations			(14,320)
Other adjustments:
Acquisition integration costs			(767)
Stock-based compensation			(10,403)
Merger and acquisition related expenses			(1,178)
Acquisition related tax adjustment			71
Goodwill impairment			(12,435)
Other			(1,154)
Loss before income taxes			(52,691)
Income tax expense			(162)
Net loss			$(52,853)

	Three Months Ended March 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$46,016	$18,163	$64,179

Less:
Cost of revenue (1)	24,624	1,754
Selling and marketing (1)	4,393	677
General and administrative (1)	4,441	1,277
Research and development (1)	2,463	529
Other segment items (2)	7	—
Adjusted EBITDA	10,088	13,926	$24,014
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,869)
Depreciation			(4,786)
Interest expense			(10,864)
Interest income			7,210
Corporate costs, net of eliminations			(16,219)
Other adjustments:
Acquisition integration costs			(2,498)
Stock-based compensation			(12,057)
Merger and acquisition related expenses			(30)
Acquisition related tax adjustment			113
Restructuring costs (3)			(19)
Other			(404)
Loss before income taxes			(22,409)
Income tax expense			(271)
Net loss			$(22,680)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized gains on foreign exchange transactions.
(3)For the three months ended March 31, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2025 and 2024. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for the three months ended March 31, 2025 and 2024.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. This discussion and analysis reflects our historical results of operations and financial position and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We were incorporated in August 2020 and, pursuant to the Organizational Transactions described in Note 1 to our condensed consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Topco LLC. As the sole managing member of Topco LLC, we operate and control the business and affairs of Topco LLC and its subsidiaries. Accordingly, we consolidate Topco LLC in our consolidated financial statements and report a non-controlling interest related to the portion of Topco LLC not owned by us. Because the Organizational Transactions were considered transactions between entities under common control, the consolidated financial statements for periods prior to the Organizational Transactions and the IPO have been adjusted to combine the previously separate entities for presentation purposes. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
Overview
We are a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, novel vaccines and support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry consultants, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications, and antibody-based products to detect impurities during the production of biopharmaceutical products.
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
As of March 31, 2025, we employed a team of over 580 full-time employees, approximately 29% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 62.5% and 52.0% for the three months ended March 31, 2025 and 2024, respectively.
We generated revenue of $46.9 million and $64.2 million for the three months ended March 31, 2025 and 2024, respectively.
Total revenue by segment was $28.8 million in Nucleic Acid Production and $18.1 million in Biologics Safety Testing for the three months ended March 31, 2025, compared to $46.0 million and $18.2 million, respectively, for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2024, included $8.9 million in sales for high-volume CleanCap for commercialized vaccine programs that did not recur in the three months ended March 31, 2025.
We focus a substantial portion of our resources supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and gene and cell therapy companies as well as academic and research scientists. We also intend to continue making investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $39.6 million and $40.9 million for the three months ended March 31, 2025 and 2024, respectively.

Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $4.9 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Recent Developments
Acquisition of Assets from Molecular Assemblies
In January 2025, we completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) expanding TriLink’s ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats nucleic acid-based therapies, for a total purchase consideration of $11.2 million. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Acquisition of Officinae Bio
In February 2025, we completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. We acquired Officinae for a total purchase consideration of $15.1 million. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Goodwill impairment
In connection with preparing our financial statements for the first quarter of 2025, we performed a qualitative goodwill impairment analysis on each of our four reporting units and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for three of the reporting units and no further testing was required. As a result, no impairment was recorded for these three reporting units.
We performed a quantitative impairment test on the TriLink reporting unit in response to impairment indicators identified during the first quarter of 2025. The indicators of impairment primarily relate to our long-term forecast which continues to reflect lower projected near term revenues due to lower demand in research and discovery products within the TriLink reporting unit, and continues to consider the slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the results of continued macroeconomic pressures.
Based on our interim quantitative assessment, we concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the three months ended March 31, 2025, we recorded goodwill impairment of $12.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink reporting unit.
See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Trends and Uncertainties
Historically, high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs substantially contributed to our results of operations and cash flows. We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 13.9% and 25.4% of our total revenues for the three months ended March 31, 2024 and year ended December 31, 2024, respectively. We generated no revenue from high-volume orders of CleanCap for commercial phase vaccine programs during the three months ended March 31, 2025, and currently, we do not expect to receive any such orders during the remainder of 2025, which will have the effect of significantly decreasing our revenue, profitability and cash flows in 2025.
Our businesses also continue to experience headwinds from a general contraction in economic activity in Asia, especially in China, and current geopolitical tensions and uncertainty surrounding U.S. global trade policy - including the imposition of increased tariffs, trade restrictions and retaliatory actions - may also negatively impact future demand for our products and services and our customers’ ability to commit funds to purchase our products and services, and in turn, our future revenues derived from those markets, particularly if such tariffs are not lifted or significantly reduced from their current levels.

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
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe this performance measure is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons of performance on a consistent basis across reporting periods. Further, we believe this performance measure is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our Credit Agreement that governs our ability to access more than $58.5 million in aggregate letters of credit and available borrowings under the $167.0 million Revolving Credit Facility. In addition, if we borrow more than $58.5 million under the Revolving Credit Facility, we are required to maintain a specified net leverage ratio. See “Liquidity and Capital Resources—Credit Agreement” below for a discussion of this financial covenant.
Adjusted EBITDA is a non-GAAP measure and therefore, may have limitations as an analytical tool, so you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations that Adjusted EBITDA does not reflect include:
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
In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP, it may not be comparable to similarly titled measures used by other companies in our industry or across different industries.
Components of Results of Operations
Revenue
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $46.9 million and $64.2 million for the three months ended March 31, 2025 and 2024, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three months ended March 31, 2025 and 2024.
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
Goodwill Impairment
Goodwill impairment is recorded in connection with the impairment testing of our goodwill, and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than the carrying amount. During the three months ended March 31, 2025, we recorded goodwill impairment of $12.4 million for the TriLink reporting unit within our Nucleic Acid Production segment. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Restructuring
For the three months ended March 31, 2024, restructuring costs (benefit) primarily consisted of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from a cost realignment plan implemented in November 2023 (the “Cost Realignment Plan”).
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
Other Income
Other income primarily consists of adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022, and realized and unrealized gains and losses on foreign exchange transactions.

Income Tax Expense
As a result of our ownership of LLC Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of March 31, 2025, we held approximately 56.5% of the outstanding LLC Units, and MLSH 1 held approximately 43.5% of the outstanding LLC Units.
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

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands, except per share amounts)
Revenue	$46,850	$64,179	(27.0)%
Operating expenses:
Cost of revenue (1)	39,125	38,335	2.1%
Selling, general and administrative (1)	39,564	40,885	(3.2)%
Research and development (1)	4,888	5,032	(2.9)%
Goodwill impairment	12,435	—	*
Restructuring (1)	—	(1,212)	*
Total operating expenses	96,012	83,040	15.6%
Loss from operations	(49,162)	(18,861)	160.7%
Other expense, net	(3,529)	(3,548)	(0.5)%
Loss before income taxes	(52,691)	(22,409)	135.1%
Income tax expense	162	271	(40.2)%
Net loss	(52,853)	(22,680)	133.0%
Net loss attributable to non-controlling interests	(22,908)	(10,602)	116.1%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(29,945)	$(12,078)	147.9%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.21)	$(0.09)
Weighted average number of Class A common shares outstanding, basic and diluted	143,425	132,333

Adjusted EBITDA (Non-GAAP financial measure)	$(10,549)	$7,795
____________________
*    Not meaningful

(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change
Cost of revenue	$2,042	$2,631	(22.4)%
Selling, general and administrative	7,146	9,500	(24.8)%
Research and development	1,215	1,157	5.0%
Restructuring	—	(1,231)	*
Total stock-based compensation expense	$10,403	$12,057	(13.7)%
Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2025	2024	Change	2025	2024
Nucleic Acid Production	$28,750	$46,016	(37.5)%	61.4%	71.7%
Biologics Safety Testing	18,100	18,163	(0.3)%	38.6%	28.3%
Total revenue	$46,850	$64,179	(27.0)%	100.0%	100.0%
Total revenue was $46.9 million for the three months ended March 31, 2025 compared to $64.2 million for the three months ended March 31, 2024, representing a decrease of $17.3 million, or 27.0%.
Nucleic Acid Production revenue decreased from $46.0 million for the three months ended March 31, 2024 to $28.8 million for the three months ended March 31, 2025, representing a decrease of $17.3 million, or 37.5%. The decrease in Nucleic Acid Production revenue was primarily driven by lack of demand for high-volume CleanCap for commercial phase vaccine programs and lower demand for research and discovery products.
Biologics Safety Testing revenue decreased from $18.2 million for the three months ended March 31, 2024 to $18.1 million for the three months ended March 31, 2025, representing a decrease of $0.1 million, or 0.3%, which was not significant.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of March 31, 2025, all of our long-lived assets were located within the United States.

The following schedule includes revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$28,750	$18,100	$46,850

Less:
Cost of revenue (1)	24,822	2,801
Selling and marketing (1)	5,768	830
General and administrative (1)	4,515	1,213
Research and development (1)	2,498	585
Other segment items (2)	47	—
Adjusted EBITDA	(8,900)	12,671	$3,771
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,030)
Depreciation			(5,693)
Interest expense			(6,778)
Interest income			3,225
Corporate costs, net of eliminations			(14,320)
Other adjustments:
Acquisition integration costs			(767)
Stock-based compensation			(10,403)
Merger and acquisition related expenses			(1,178)
Acquisition related tax adjustment			71
Goodwill impairment			(12,435)
Other			(1,154)
Loss before income taxes			(52,691)
Income tax expense			(162)
Net loss			$(52,853)

	Three Months Ended March 31, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$46,016	$18,163	$64,179

Less:
Cost of revenue (1)	24,624	1,754
Selling and marketing (1)	4,393	677
General and administrative (1)	4,441	1,277
Research and development (1)	2,463	529
Other segment items (2)	7	—
Adjusted EBITDA	10,088	13,926	$24,014
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,869)
Depreciation			(4,786)
Interest expense			(10,864)
Interest income			7,210
Corporate costs, net of eliminations			(16,219)
Other adjustments:
Acquisition integration costs			(2,498)
Stock-based compensation			(12,057)
Merger and acquisition related expenses			(30)
Acquisition related tax adjustment			113
Restructuring costs (3)			(19)
Other			(404)
Loss before income taxes			(22,409)
Income tax expense			(271)
Net loss			$(22,680)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized gains on foreign exchange transactions.
(3)For the three months ended March 31, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2025 and 2024. Any intersegment revenue and the related gross margin on inventory recorded at the end of the period are eliminated for consolidation purposes. Internal selling prices for intersegment sales are consistent with the segment’s normal retail price offered to external parties. There was no commission expense recognized for intersegment revenue for the three months ended March 31, 2025 and 2024.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(52,853)	$(22,680)
Add:
Amortization	7,030	6,869
Depreciation	5,693	4,786
Interest expense	6,778	10,864
Interest income	(3,225)	(7,210)
Income tax expense	162	271
EBITDA	(36,415)	(7,100)
Acquisition integration costs (1)	767	2,498
Stock-based compensation (2)	10,403	12,057
Merger and acquisition related expenses (3)	1,178	30
Acquisition related tax adjustment (4)	(71)	(113)
Goodwill impairment (5)	12,435	—
Restructuring costs (6)	—	19
Other (7)	1,154	404
Adjusted EBITDA	$(10,549)	$7,795
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of, the Company’s acquisition of MyChem and Alphazyme, which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continue to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continue to be employed by TriLink. The Company considers the payment of these retention payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $0.7 million (Alphazyme) and $2.4 million (MyChem $1.8 million; Alphazyme $0.6 million) for the three months ended March 31, 2025 and 2024, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. The remaining retention accrual for Alphazyme is $2.3 million, expected to be accrued ratably each quarter through December 31, 2025, with payments expected to be made in the first quarter of 2026. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of March 31, 2025.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(4)Refers to non-cash income associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(5)Refers to goodwill impairment recorded for our Nucleic Acid Production segment.
(6)Refers to restructuring costs (benefit) associated with the Cost Realignment Plan, which was implemented in November 2023. For the three months ended March 31, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
(7)For the three months ended March 31, 2025, refers to severance payments, inventory step-up charges in connection with the acquisition of Alphazyme, and other non-recurring costs that are deemed to be outside of the ordinary course of business. For the three months ended March 31, 2024, refers to inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, and other non-recurring costs that are deemed to be outside of the ordinary course of business.

Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2025	2024	Change	2025	2024
Cost of revenue	$39,125	$38,335	2.1%	83.5%	59.7%
Selling, general and administrative	39,564	40,885	(3.2)%	84.5%	63.7%
Research and development	4,888	5,032	(2.9)%	10.4%	7.9%
Goodwill impairment	12,435	—	*	26.5%	—%
Restructuring	—	(1,212)	*	—%	(1.9)%
Total operating expenses	$96,012	$83,040	15.6%	204.9%	129.4%
____________________
*Not meaningful
Cost of Revenue
Cost of revenue increased by $0.8 million from $38.3 million for the three months ended March 31, 2024 to $39.1 million for the three months ended March 31, 2025, or 2.1%, which was not significant.
Gross profit margin decreased by 23.8% from 40.3% for the three months ended March 31, 2024 to 16.5% for the three months ended March 31, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to higher fixed facility costs and depreciation expense as a percentage of sales.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $1.3 million from $40.9 million for the three months ended March 31, 2024 to $39.6 million for the three months ended March 31, 2025, or 3.2%. The decrease was primarily driven by a decrease of $2.4 million in stock-based compensation expense, partially offset by an increase of $1.2 million in professional service fees mainly driven by increased legal and consulting services.
Research and Development
Research and development expenses decreased by $0.1 million from $5.0 million for the three months ended March 31, 2024 to $4.9 million for the three months ended March 31, 2025, or 2.9%, which was not significant.
Goodwill impairment
During the three months ended March 31, 2025, we recorded goodwill impairment of $12.4 million for the TriLink reporting unit within our Nucleic Acid Production segment. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Restructuring
For the three months ended March 31, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2025	2024	Change	2025	2024
Interest expense	$(6,778)	$(10,864)	(37.6)%	(14.5)%	(16.9)%
Interest income	3,225	7,210	(55.3)%	6.9%	11.2%
Other income	24	106	(77.4)%	0.1%	0.2%
Total other expense	$(3,529)	$(3,548)	(0.5)%	(7.5)%	(5.5)%

Other expense was $3.5 million for each of the three months ended March 31, 2025 and 2024. The $4.1 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was offset by a $4.0 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment.
Relationship with GTCR, LLC
As of March 31, 2025, investment entities affiliated with GTCR collectively controlled approximately 51% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We did not make any cash distributions during the three months ended March 31, 2025 and 2024 for tax liabilities to MLSH 1, which is controlled by investment entities affiliated with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries.
We are also a party to the TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of March 31, 2025, there was no current liability outstanding under the TRA.
As of December 31, 2023, the Company had derecognized the remaining $665.3 million non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. As of December 31, 2024, the amount of the non-current liability amount that had been derecognized was $683.8 million. There have been no changes to our position set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. The impact of any activity for the year ending December 31, 2025, including any LLC Unit exchanges or changes to our estimated U.S. federal, state or local income tax rates, will be included in our Annual Report on Form 10-K for the year ending December 31, 2025 when amounts are determinable. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
During the three months ended March 31, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of March 31, 2025, we had cash and cash equivalents of $285.1 million and retained earnings of $110.9 million.
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
As a result of our ownership of LLC Units, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to holders of LLC Units pursuant to the TRA. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations. We do not expect any probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes. This determination was based on our taxable income for the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets and, therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that will result in a payment under the TRA. There have been no changes to our position set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. The impact of any activity for the year ending December 31, 2025, including any LLC Unit exchanges or changes to our estimated U.S. federal, state and local income tax rates, will be included in our Annual Report on Form 10-K for the year ending December 31, 2025 when amounts are determinable.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three months ended March 31, 2025 and 2024.
Credit Agreement
Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Topco LLC, along with certain of its subsidiaries are parties to a credit agreement (as amended, the “Credit Agreement”), which provides for a $600.0 million term loan facility, maturing October 2027 (the “Term Loan”), and a $167.0 million revolving credit facility, maturing October 2029 (subject to springing maturity provisions based on the maturity of the Term Loan) (the “Revolving Credit Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on Term Secured Overnight Financing Rate (“SOFR”) plus an applicable interest rate margin.
As of March 31, 2025, the effective interest rate on the Term Loan was 7.29% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2025.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of March 31, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Term Loan requires mandatory quarterly principal payments of $1.4 million which began in March 2022, and all remaining outstanding principal is due on maturity in October 2027.

The Credit Agreement may require prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio. The excess cash flow prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2025, the Company’s first lien net leverage ratio was less than 4.25:1.00. Thus, a mandatory prepayment on the Term Loan out of our excess cash flow was not required.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of March 31, 2025.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units.
As of March 31, 2025, we did not have a current liability outstanding under the TRA. This determination was based on our taxable income for the year ended December 31, 2024. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the TRA.
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
During the years ended December 31, 2024 and 2023, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies as a result of a valuation allowance having been recorded against our deferred tax assets, and therefore, that it is more likely than not that we will not generate sufficient future taxable income to utilize related tax benefits that would result in a payment under the TRA. There have been no changes to our position set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. The impact of any activity for the year ending December 31, 2025, including any LLC Unit exchanges or changes to our estimated U.S. federal, state and local income tax rates, will be included in our Annual Report on Form 10-K for the year ending December 31, 2025 when amounts are determinable.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in:
Operating activities	$(9,390)	$(8,467)
Investing activities	(23,129)	(4,244)
Financing activities	(4,900)	(560)
Effects of exchange rate changes on cash	73	—
Net decrease in cash and cash equivalents	$(37,346)	$(13,271)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $9.4 million, which was primarily attributable to a net loss of $52.9 million. This was partially offset by non-cash depreciation and amortization of $12.7 million, non-cash amortization of operating lease right-of-use assets of $2.2 million, non-cash amortization of deferred financing costs of $0.5 million, non-cash stock-based compensation of $10.4 million, non-cash goodwill impairment of $12.4 million, and a net cash inflow from the change in our operating assets and liabilities of $5.5 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $23.1 million, which was primarily comprised of net cash consideration paid for the acquisition of assets from Molecular of $8.9 million, acquisition of Officinae of $9.7 million, and cash outflows of $5.2 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $0.7 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $4.9 million, which was primarily attributable to $4.7 million of tax payments for shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $1.4 million of principal repayments of long-term debt, and $0.2 million of payments of finance lease liabilities. These were partially offset by proceeds from the interest rate cap agreement of $1.4 million.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the three months ended March 31, 2025 totaled $4.5 million, which is net of government funding under the Cooperative Agreement of $0.7 million. Capital expenditures for the year ending December 31, 2025 are projected to be in the range of $15.0 million to $20.0 million, of which $10.0 million relates to the expansion of our enzyme manufacturing capabilities.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$54,334	$10,678	$18,780	$18,522	$6,354
Finance leases (2)	30,342	3,452	7,219	7,658	12,013
Debt obligations (3)	298,320	5,440	292,880
Unconditional purchase obligations (4)	822	499	323	—	—
Contingent consideration (5)	4,800	4,800	—	—	—
Consideration payable (6)	2,331	2,331	—	—	—
Total	$390,949	$27,200	$319,202	$26,180	$18,367

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
(4)Represents firm purchase commitments to our suppliers. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(5)Represents additional amounts we may be required to pay to the sellers of Officinae upon the achievement of a certain integration milestone. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(6)Represents indemnity and adjustment holdback amounts we may be required to pay in connection with our acquisition of assets from Molecular and acquisition of Officinae. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash distributions for owner tax liabilities are required under the terms of the LLC Operating Agreement. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
The Credit Agreement requires that we make mandatory prepayments of the Term Loan principal upon certain excess cash flow, subject to certain step-downs based on our first lien net leverage ratio. The mandatory prepayment shall be reduced to 25% or 0% of the calculated excess cash flow if the first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment shall be required to the extent excess cash flow calculated for the respective period is equal to or less than $10.0 million. As of March 31, 2025, our first lien net leverage ratio was less than 4.25:1.00.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme. As of March 31, 2025, we may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period. We may also be required to make certain retention payments of $9.3 million, of which $7.0 million is accrued as of March 31, 2025, to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the condensed consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted below, there have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
We generally utilize a discounted cash flow method under the income approach to estimate the fair value of identifiable intangible assets acquired in a business combination. For the acquisition of assets from Molecular and acquisition of Officinae, the estimated fair values of the developed technology intangible assets were based on the multi-period excess earnings method. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated revenue growth rates, management’s plans, and guideline companies. Some of the more significant assumptions inherent in estimating the fair value of these intangible assets included revenue growth rates, discount rates and assumed technical obsolescent curves.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2025, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $298.3 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of March 31, 2025. For the three months ended March 31, 2025, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.7 million.
We had cash and cash equivalents of $285.1 million as of March 31, 2025. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although approximately 37.5% of our revenue for the three months ended March 31, 2025 was derived from international sales, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025 due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified the following material weaknesses in our internal controls over financial reporting:
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
Remediation Plan for Material Weaknesses
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
We will determine that our material weaknesses have been fully remediated only after we have (i) implemented and tested the necessary changes and (ii) observed the operation of remediated controls for a sufficient period of time for us to determine that such controls are operating effectively. We may also conclude that additional measures or costs are required to remediate the material weaknesses in our internal control over financial reporting. We will monitor and report the effectiveness of our remediation plan and refine our remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than the changes described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maravai LifeSciences Holdings, Inc.

By:	/s/ Kevin Herde
Name:	Kevin Herde
Title:	Chief Financial Officer
Date: May 12, 2025