Form 10-Q
period 2025-06-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2025-08-11
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 4, 2025, 144,677,773 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•The risk that we do not realize the expected operational or financial benefits from our organizational changes.
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
•The potential failure of our products and services to perform as expected and the reliability of the technology on which our products and services are based.
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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$269,907	$322,399
Accounts receivable, net	27,882	38,520
Inventory	46,667	50,082
Prepaid expenses and other current assets	15,305	18,145
Total current assets	359,761	429,146
Property and equipment, net	162,727	164,474
Goodwill	129,429	159,878
Intangible assets, net	193,066	194,957
Other assets	51,983	59,789
Total assets	$896,966	$1,008,244
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,525	$11,957
Accrued expenses and other current liabilities	50,202	36,407
Deferred revenue	1,639	2,375
Current portion of long-term debt	5,440	5,440
Current portion of finance lease liabilities	876	792
Total current liabilities	69,682	56,971
Long-term debt, less current portion	288,436	290,492
Finance lease liabilities, less current portion	30,651	31,106
Deferred tax liabilities	2,028	11
Other long-term liabilities	38,186	52,455
Total liabilities	428,983	431,035
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 144,615 and 141,976 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,446	1,420
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of June 30, 2025 and December 31, 2024	1,107	1,107
Additional paid-in capital	191,377	181,874
Retained earnings	71,355	140,891
Accumulated other comprehensive income	574	—
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	265,859	325,292
Non-controlling interest	202,124	251,917
Total stockholders’ equity	467,983	577,209
Total liabilities and stockholders’ equity	$896,966	$1,008,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$47,397	$69,423	$94,247	$133,602
Operating expenses:
Cost of revenue	39,629	38,582	78,754	76,917
Selling, general and administrative	38,575	40,556	78,139	81,441
Research and development	4,882	4,924	9,770	9,956
Change in estimated fair value of contingent consideration	140	(1,195)	140	(1,195)
Goodwill impairment	30,449	—	42,884	—
Restructuring	—	(4)	—	(1,216)
Total operating expenses	113,675	82,863	209,687	165,903
Loss from operations	(66,278)	(13,440)	(115,440)	(32,301)
Other income (expense):
Interest expense	(6,815)	(11,939)	(13,593)	(22,803)
Interest income	3,030	7,086	6,255	14,296
Other expense	(4,062)	(2,562)	(4,038)	(2,456)
Loss before income taxes	(74,125)	(20,855)	(126,816)	(43,264)
Income tax benefit	(4,288)	(2,435)	(4,126)	(2,164)
Net loss	(69,837)	(18,420)	(122,690)	(41,100)
Net loss attributable to non-controlling interests	(30,246)	(8,631)	(53,154)	(19,233)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(39,591)	$(9,789)	$(69,536)	$(21,867)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.27)	$(0.07)	$(0.48)	$(0.16)
Weighted average number of Class A common shares outstanding, basic and diluted	144,236	135,842	143,833	134,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(69,837)	$(18,420)	$(122,690)	$(41,100)
Other comprehensive income:
Foreign currency translation adjustments	442	—	1,016	—
Total other comprehensive loss	(69,395)	(18,420)	(121,674)	(41,100)
Comprehensive loss attributable to non-controlling interests	(30,054)	(8,631)	(52,712)	(19,233)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(39,341)	$(9,789)	$(68,962)	$(21,867)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2025	143,958	$1,440	110,684	$1,107	$186,797	$110,946	$324	$229,659	$530,273
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	657	6	—	—	310	—	—		316
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	427	—	—	(427)	—
Stock-based compensation	—	—	—	—	3,843	—	—	2,946	6,789
Net loss	—	—	—	—	—	(39,591)	—	(30,246)	(69,837)
Foreign currency translation adjustment	—	—	—	—	—	—	250	192	442
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,639	26	—	—	(4,770)	—	—	—	(4,744)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,558	—	—	(4,558)	—
Stock-based compensation	—	—	—	—	9,715	—	—	7,477	17,192
Net loss	—	—	—	—	—	(69,536)	—	(53,154)	(122,690)
Foreign currency translation adjustment	—	—	—	—	—	—	574	442	1,016
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2024	132,655	$1,327	119,094	$1,191	$134,482	$273,659	$366,730	$777,389
Effects of Structuring Transactions	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	424	4	—	—	322	—	—	326
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	115	—	(115)	—
Stock-based compensation	—	—	—	—	7,414	—	6,349	13,763
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(9,789)	(8,631)	(18,420)
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$263,870	$337,757	$772,486

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Effects of Structuring Transactions	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	851	9	—	—	(1,555)	—	—	(1,546)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,625	—	(1,625)	—
Stock-based compensation	—	—	—	—	13,760	—	12,060	25,820
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(21,867)	(19,233)	(41,100)
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$263,870	$337,757	$772,486
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(122,690)	$(41,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,650	10,342
Amortization of intangible assets	14,230	13,738
Amortization of operating lease right-of-use assets	4,416	4,220
Amortization of deferred financing costs	852	1,484
Stock-based compensation expense	17,192	25,820
Change in estimated fair value of contingent consideration	140	(1,195)
Goodwill impairment	42,884	—
Acquisition related tax adjustment	4,082	2,441
Change in fair value of derivative instruments	—	(2,730)
Other	957	418
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,661	19,771
Inventory	3,557	1,522
Prepaid expenses and other current assets	(621)	531
Accounts payable	1,074	889
Accrued expenses and other current liabilities	7,374	(21,119)
Deferred revenue	(735)	(1,214)
Other long-term liabilities	(14,678)	(4,851)
Net cash (used in) provided by operating activities	(19,655)	8,967
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	(18,990)	—
Purchases of property and equipment	(8,109)	(15,218)
Proceeds from government assistance allocated to property and equipment	734	4,792
Net cash used in investing activities	(26,365)	(10,426)
Financing activities:
Distributions for tax liabilities to non-controlling interest holder	—	(572)
Principal repayments of long-term debt	(2,720)	(2,720)
Payments of finance lease liabilities	(370)	(293)
Proceeds from interest rate cap agreement	1,375	4,714
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(4,719)	(1,461)
Net cash used in financing activities	(6,434)	(332)
Effects of exchange rate changes on cash and cash equivalents	(38)	—
Net decrease in cash and cash equivalents	(52,492)	(1,791)
Cash and cash equivalents, beginning of period	322,399	574,962
Cash and cash equivalents, end of period	$269,907	$573,171

Supplemental cash flow information:
Cash paid for interest	$12,637	$24,007

	Six Months Ended June 30,
	2025	2024
Cash (refunded) paid for income taxes, net	$(535)	$377

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$1,722	$4,169
Purchase of technology included in accrued expenses	$—	$1,500
Accrued receivable for capital expenditures to be reimbursed under a government contract	$—	$608
Right-of-use assets obtained in exchange for operating lease liabilities	$463	$—
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$4,800	$—
Accrued consideration payable recorded in connection with acquisitions of a business	$2,331	$—
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any future period.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025.
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
Nucleic Acid Production
Nucleic Acid Production revenue is generated from the manufacture and sale of highly modified, complex nucleic acid products to support the needs of our customers’ research, therapeutic and vaccine programs. The primary offering of products includes CleanCap®, mRNA, specialized oligonucleotides, and enzymes. Contracts typically consist of a single performance obligation. We also sell nucleic acid products for labeling and detecting proteins in cells and tissue samples research. The Company recognizes revenue from these products in the period in which the performance obligation is satisfied by transferring control to the customer or distributor. Revenue for nucleic acid catalog products is recognized at a single point in time, generally upon transferring control to the customer or distributor. Revenue for contracts for certain custom nucleic acid products, with an enforceable right to payment and a reasonable margin for work performed to date, is recognized over time, based on a cost-to-cost input method over the manufacturing period. Payments received from customers in advance of manufacturing their products is recorded as deferred revenue until the performance obligation is satisfied.
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
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of June 30, 2025 or December 31, 2024.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $2.6 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1.5 million, respectively, of revenue that was included in the contract liabilities balance of $3.3 million as of December 31, 2024. During the three and six months ended June 30, 2024, the Company did not recognize a material amount of revenue that was included in the contract liabilities balance as of December 31, 2023.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$23,872	$6,767	$30,639
Europe, the Middle East and Africa	4,107	4,288	8,395
Asia Pacific	3,023	5,135	8,158
Latin and Central America	83	122	205
Total revenue	$31,085	$16,312	$47,397

	Six Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$45,846	$14,062	$59,908
Europe, the Middle East and Africa	6,701	8,572	15,273
Asia Pacific	7,170	11,545	18,715
Latin and Central America	118	233	351
Total revenue	$59,835	$34,412	$94,247

	Three Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$25,436	$6,801	$32,237
Europe, the Middle East and Africa	9,700	3,946	13,646
Asia Pacific	19,415	4,004	23,419
Latin and Central America	35	86	121
Total revenue	$54,586	$14,837	$69,423

	Six Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$51,714	$13,894	$65,608
Europe, the Middle East and Africa	14,440	8,571	23,011
Asia Pacific	34,326	10,229	44,555
Latin and Central America	122	306	428
Total revenue	$100,602	$33,000	$133,602
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
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of June 30, 2025, we held approximately 56.6% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 43.4% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of June 30, 2025. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
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
During the three and six months ended June 30, 2025, MLSH 1 did not exchange any Paired Interests.
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (the “LLC Operating Agreement”). The LLC Operating Agreement includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three and six months ended June 30, 2025. Cash distributions of $0.6 million for tax liabilities were made to MLSH 1 during each of the three and six months ended June 30, 2024.
Segment Information
The Company operates in two reportable segments. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. Substantially all of our long-lived assets are located in the United States.
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
The allowance for credit losses was approximately $0.8 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. Write-offs of accounts receivable were not significant during the three and six months ended June 30, 2025 and 2024. Recoveries were not significant during the three and six months ended June 30, 2025, and there were no recoveries during the three and six months ended June 30, 2024.
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
The quantitative impairment test is performed using a one-step process. The process is to compare the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit. During the three and six months ended 2025, the Company performed quantitative impairment tests and recorded goodwill impairment of $30.4 million and $42.9 million, respectively (see Note 3).
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
As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 4 for the Company's financial assets and liabilities that are measured at fair value on a recurring basis.
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

The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2025	December 31, 2024
	2025	2024	2025	2024
Nacalai USA, Inc.	*	22.1%	*	18.6%	*	36.8%
____________________
*Less than 10%
For the three and six months ended June 30, 2024, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in this ASU improve disclosures about a public business entity’s expenses and addresses investor requests for more detailed information about certain types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosure of purchase of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The ASU also requires an entity to include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
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
For the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.7 million, respectively, in transaction costs associated with the acquisition of assets from Molecular, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.

The acquisition date fair value of consideration transferred to acquire the assets from Molecular consisted of the following (in thousands):

Cash paid	$9,212
Consideration payable	2,000
Total consideration transferred	$11,212
Pursuant to the Molecular Assemblies Asset Purchase Agreement (the “Molecular APA”), the Company maintained an indemnity and adjustment holdback of $2.0 million for the purpose of providing security against any adjustments to the amounts at closing, which has been recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025. The indemnity holdback period extends to the later of six months from the closing date or when Molecular meets certain conditions, as defined in the Molecular APA, related to the wind down of Molecular.
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
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with vertical supply integration. All of the goodwill acquired in connection with the acquisition of Molecular was allocated to the Company’s Nucleic Acid Production segment. All of the goodwill recognized is expected to be deductible for income tax purposes.
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
No proforma revenue or earnings information for the three and six months ended June 30, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
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
For the three and six months ended June 30, 2025, the Company incurred $0.3 million and $0.5 million, respectively, in transaction costs associated with the acquisition of Officinae, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire Officinae consisted of the following (in thousands):

Cash paid	$9,930
Fair value of contingent consideration	4,800
Consideration payable	331
Total consideration transferred	$15,061
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. The acquisition date estimated fair value for the Milestone Consideration of $4.8 million was developed at a 100.0% probability of achievement and by discounting future net cash flows to their present value at a discount rate of 7.3%, which is a Level 3 input (see Note 4). The Earnout Considerations had no probability of achievement at the acquisition date and at June 30, 2025, the value was not measurable.
Upon closing of the acquisition, the Company deferred $0.3 million of the purchase price to cover potential working capital adjustments. During the three months ended June 30, 2025, this amount was fully paid.

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
No proforma revenue or earnings information for the three and six months ended June 30, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.

3.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the six months ended June 30, 2025 (in thousands):

	Nucleic Acid Production (1)	Biologics Safety Testing (2)	Total
Balance as of December 31, 2024	$39,950	$119,928	$159,878
Acquisitions	12,207	—	12,207
Impairment	(42,884)	—	(42,884)
Foreign currency translation	228	—	228
Balance as of June 30, 2025	$9,501	$119,928	$129,429
____________________
(1)The Nucleic Acid Production segment had accumulated goodwill impairment of $209.0 million and $166.2 million as of June 30, 2025 and December 31, 2024, respectively.
(2)The Biologics Safety Testing segment had no accumulated goodwill impairment as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment.
During the first quarter of 2025, the Company recorded goodwill of $3.4 million in connection with the acquisition of assets from Molecular, and goodwill of $8.8 million in connection with the acquisition of Officinae (see Note 2). These acquisitions were included within the TriLink reporting unit.
In connection with preparing its financial statements for the first quarter of 2025, the Company performed a qualitative goodwill impairment analysis on each of its four reporting units and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for three of the reporting units and no further testing was required. As a result, no impairment was recorded for these three reporting units. The Company performed a quantitative impairment test on the TriLink reporting unit in response to impairment indicators identified during the first quarter of 2025. The indicators of impairment primarily related to the Company’s long-term forecast which reflected lower projected near term revenues due to lower demand in research and discovery products within the TriLink reporting unit and slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the result of macroeconomic pressures. The Company performed the impairment test using a combination of the income and the market approach to determine whether the fair value of the TriLink reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models included, but are not limited to, discount rates, revenue projections, revenue growth rate assumptions (including terminal growth rates) and EBITDA margins. These assumptions were developed in light of then-current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition and future economic conditions. These estimates and assumptions represented a Level 3 measurement because they were supported by little or no market activity and reflected our own assumptions in measuring fair value. Based on its interim quantitative assessment, the Company concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the first quarter of 2025, the Company recorded goodwill impairment of $12.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink reporting unit.
In connection with preparing its financial statements for the quarter ended June 30, 2025, the Company performed a qualitative goodwill impairment analysis on each of the three reporting units with goodwill balances. For two of the reporting units (the Cygnus reporting unit and the Glen reporting unit), the Company concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for these reporting units and no further testing was required. As a result, no goodwill impairment was recorded for these two reporting units. The Company performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during the Company’s forecast process. As of June 30, 2025, the Company’s long-term forecast reflected lower projected revenues within its Nucleic Acid Production business due to lower anticipated demand in enzyme products. The Company performed the June 30, 2025 impairment test using a combination of the income approach and the market approach to determine whether the fair value of the Alphazyme reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow model include, but are not limited to, discount rates, revenue, revenue growth rate assumptions (including terminal growth rates) and EBITDA margin. The selected discount rate was 19.5%, which was determined using a weighted average cost of capital specific to the Alphazyme reporting unit and other market and industry data. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they were supported by little or no market activity and reflected the Company’s own assumptions in measuring fair value. Based on its quantitative assessment, the Company concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, the Company recorded goodwill impairment of $30.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
Intangible Assets
In conjunction with the goodwill impairment tests performed in the first quarter of 2025 for TriLink and the second quarter of 2025 for Alphazyme, the Company also evaluated the recoverability of its long-lived assets (including finite-lived intangible assets). The Company performed the impairment tests by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Based on the impairment tests, it was determined that the carrying value of the asset groups did not exceed their respective current and expected future cash flows, on an undiscounted basis. No impairment for long-lived assets (including finite-lived intangible assets) was recorded as a result of these evaluations.
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)	(in years)
Trade Names	$7,800	$(7,129)	$671	3 - 10	1.5
Patents and Developed Technology (1)	333,418	(147,826)	185,592	10 - 14	7.6
Customer Relationships (1)	22,403	(15,600)	6,803	6 - 12	4.9
Total	$363,621	$(170,555)	$193,066		7.5

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,885)	$915	3 - 10	2.0
Patents and Developed Technology	321,149	(134,822)	186,327	10- 14	8.0
Customer Relationships	22,313	(14,598)	7,715	10 - 12	5.2
Total	$351,262	$(156,305)	$194,957		7.8
____________________
(1)Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.
During the first quarter of 2025, the Company recorded intangible assets of $3.2 million in connection with the acquisition of assets from Molecular, and intangible assets of $8.2 million in connection with the acquisition of Officinae (see Note 2).
The Company recognized $6.6 million and $13.0 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. The Company recognized $6.2 million and $12.4 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively.

Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.6 million and $1.2 million was recorded as selling, general and administrative expenses for the three and six months ended June 30, 2025, respectively. Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.7 million and $1.3 million was recorded as selling, general and administrative expenses for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the estimated future amortization expense for finite-lived intangible assets was as follows (in thousands):

2025 (remaining six months)	$14,422
2026	28,618
2027	27,602
2028	27,382
2029	26,217
Thereafter	68,825
Total estimated amortization expense	$193,066
4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of June 30, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$269,504	$—	$—	$269,504

Liabilities
Contingent consideration	Accrued expenses and other current liabilities	$—	$—	$4,940	$4,940

		Fair Value Measurements as of December 31, 2024
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$321,985	$—	$—	$321,985
Interest rate cap	Prepaid expenses and other current assets	—	1,375	—	1,375
Total assets		$321,985	$1,375	$—	$323,360
Contingent Consideration
Alphazyme
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million (the “Performance Payments”), subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the three annual performance periods, with the first and second payments (to the extent earned) due in 2024 and 2025, respectively. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no Performance Payments were made to the sellers of Alphazyme for the first and second performance periods. As of June 30,

2025, the Company may be required to make Performance Payments to the sellers of Alphazyme of up to $25.0 million for the third performance period; however, based on Alphazyme’s current revenue expectations, no such payment is expected to be made.
This contingent consideration liability, which had no fair value as of June 30, 2025, is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded a $1.2 million decrease in the estimated fair value of contingent consideration. This was due to a change in estimate associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme Securities Purchase Agreement.
Officinae
In connection with the acquisition of Officinae (see Note 2), the Company is required to make contingent payments to the sellers of $5.0 million payable in cash upon the achievement of a certain integration milestone. The preliminary fair value of the liability for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet was $4.8 million. The estimated fair value was developed at a 100.0% probability of achievement and by discounting future net cash flows to their present value at a discount rate of 7.3%. The ultimate settlement of the contingent consideration could deviate from current estimates based on the actual results of these financial measures.
This contingent consideration liability is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded a $0.1 million increase in the estimated fair value of contingent consideration due to a change in its present value.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$—
Contingent consideration related to the acquisition of Officinae (see Note 2)	4,800
Change in estimated fair value of contingent consideration	140
Balance as of June 30, 2025	$4,940
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$16,431	$16,974
Work-in-process	10,519	10,050
Finished goods	19,717	23,058
Total inventory	$46,667	$50,082

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Employee related	$16,439	$17,163
Operating lease liabilities, current portion	7,926	7,481
Accrued Alphayzme Retention Payments, current	7,640	—
Contingent consideration, current	4,940	—
Accrued interest payable	4,258	4,566
Professional services	2,592	2,233
Consideration payable (see Note 2)	2,000	—
Customer deposits	937	910
Sales and use tax liability	689	779
Accrued property and equipment	943	1,732
Other	1,838	1,543
Total accrued expenses and other current liabilities	$50,202	$36,407
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities, non-current	$37,750	$41,381
Accrued Alphayzme Retention Payments, non-current	—	6,580
Acquisition related tax liability	—	4,082
Other	436	412
Total other long-term liabilities	$38,186	$52,455
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
During the six months ended June 30, 2025, the Company received $0.7 million of reimbursements under the Cooperative Agreement, with an equal offset recorded to property and equipment on the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, the Company received $3.4 million and $4.8 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. By the end of the first quarter of 2025, the Company had utilized and received the full amount of the award.

7.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $1.9 million and $3.0 million for the three and six months ended June 30, 2025, respectively. Amounts purchased under these obligations totaled $1.6 million and $3.5 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, future minimum commitments under these obligations totaled $0.9 million which relate to the six months ending December 31, 2025 and the year ending December 31, 2026.
Legal Proceedings
In addition to the proceedings described below, the Company is involved in various legal proceedings arising in the normal course of business. The Company accrues for a loss contingency when it determines that it is probable, after consultation with counsel, that a liability has been incurred and the amount of such loss can be reasonably estimated. As of the date of this report, none of such loss contingencies, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
On March 3, 2025, a purported stockholder filed a putative class action lawsuit against the Company and certain former officers of the Company in the United States District Court for the Southern District of California, captioned Nelson v. Maravai Lifesciences Holdings, Inc., et al. (the “Securities Class Action”). The Securities Class Action generally alleges that the defendants violated federal securities laws by making allegedly materially false or misleading statements about the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between August 7, 2024 and February 24, 2025. The Securities Class Action seeks, among other things, compensatory damages and attorneys’ fees and costs. On July 29, 2025, the lead plaintiff filed an amended complaint. Defendants intend to file a motion to dismiss the amended complaint on or around September 29, 2025.
On June 20, 2025, a purported stockholder derivative lawsuit was filed in the United States District Court for the Southern District of California for the benefit of the Company as the nominal defendant, captioned Mercer v. Martin, et al. (the “Mercer Derivative Action”). The plaintiff alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act by certain past and present officers and directors of the Company. The Mercer Derivative Action seeks, among other things, corporate governance reforms, restitution to be paid to the Company, and attorneys’ fees. On July 18, 2025, the court stayed the Mercer Derivative Action until October 1, 2025, or until 14 days after a ruling on the anticipated motion to dismiss in the Securities Class Action so long as the anticipated motion is filed before October 1, 2025. On July 16, 2025, another purported stockholder filed a substantially similar derivative lawsuit in the United States District Court for the Southern District of California, captioned Husurianto v. Martin, et al. (collectively with the Mercer Derivative Action, the “Derivative Actions”). On July 25, 2025, the parties moved to consolidate the Derivative Actions.
The Company intends to vigorously defend the Securities Class Action and the Derivative Actions. Currently, the Company cannot reasonably estimate any potential loss or range of loss that may arise from the Securities Class Action or the Derivative Actions.
Indemnification Agreements
In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties, and losses arising from breach of representations, warranties and covenants to counterparties set forth in agreements with such parties. We have also agreed to indemnify our directors and officers to the maximum extent permitted under applicable state laws pursuant to standard director and officer indemnification agreements and our corporate charter and bylaws. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and are not currently aware of any indemnification claims.

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
As of June 30, 2025, the effective interest rate on the Term Loan was 7.27% per annum.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of June 30, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
As of June 30, 2025, unamortized debt issuance costs totaled $1.6 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of June 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of June 30, 2025.
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

The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Term Loan	$296,960	$299,680
Unamortized debt issuance costs	(3,084)	(3,748)
Total long-term debt	293,876	295,932
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$288,436	$290,492
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2025 (remaining six months)	$2,720
2026	5,440
2027	288,800
Total long-term debt	$296,960
9.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three and six months ended June 30, 2025 and 2024.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(69,837)	$(18,420)	$(122,690)	$(41,100)
Less: loss attributable to common non-controlling interests	30,246	8,631	53,154	19,233
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(39,591)	$(9,789)	$(69,536)	$(21,867)

Weighted average Class A common shares outstanding	144,236	135,842	143,833	134,088

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.27)	$(0.07)	$(0.48)	$(0.16)
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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	13,360	2,173	3,566	2,399
Stock options	4,550	4,021	4,550	4,021
Shares estimated to be purchased under the employee stock purchase plan	2,025	15	2,025	10
Shares of Class B common stock	110,684	110,684	110,684	110,684
Total	130,619	116,893	120,825	117,114
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market and performance conditions as of June 30, 2025 and 2024, and therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 3.3 million as of June 30, 2025 and was an insignificant amount as of June 30, 2024. These share amounts were also excluded from the potentially dilutive securities in the table above.
10.Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for U.S. federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
The following table summarizes the Company’s income tax benefit and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(74,125)	$(20,855)	$(126,816)	$(43,264)
Income tax benefit	$(4,288)	$(2,435)	$(4,126)	$(2,164)
Effective tax rate	5.8%	11.7%	3.3%	5.0%
The Company’s effective tax rate of 5.8% and 3.3% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with the non-controlling interest, the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to statute expiration.
The Company’s effective tax rate of 11.7% and 5.0% for the three and six months ended June 30, 2024, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with the non-controlling interest, the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to statute expiration.
As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and $3.6 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company does not expect to recognize a material change to unrecognized tax benefits in the next twelve months. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense (benefit), which was immaterial during each of the three and six months ended June 30, 2025 and 2024.
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
In addition, Topco LLC is subject to entity level taxation in certain states and certain of its subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying condensed consolidated statements of operations include income tax expense related to those states and to U.S. and foreign jurisdictions where Topco LLC or any of our subsidiaries are subject to income tax.
During each of the three and six months ended June 30, 2025, Topco LLC did not pay any tax distributions to its unit holders. During each of the three and six months ended June 30, 2024, Topco LLC paid tax distributions of $1.3 million to its unit holders, including $0.7 million to the Company.
As of June 30, 2025, no amounts for tax distributions had been accrued.
Recent Legislation
On July 4, 2025, a budget and reconciliation bill commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA includes significant provisions, such as the extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business expenses, including research and development costs. The OBBBA has varying effective dates, with certain provisions effective in 2025 and others with multiple effective dates through 2027. We are currently assessing the impact of these provisions on our consolidated financial statements.
11.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s General Counsel is an officer of MLSH 1 and MLSH 2.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2024. As of June 30, 2025, there was no current liability under the TRA.
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
As of June 30, 2025 and December 31, 2024, there were no liabilities outstanding under the TRA.
During the three and six months ended June 30, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During each of the three and six months ended June 30, 2025, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement. During each of the three and six months ended June 30, 2024, the Company made cash distributions of $0.6 million for tax liabilities to MLSH 1 under this agreement.

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

The following schedules include revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$31,085	$16,312	$47,397

Less:
Cost of revenue (1)	24,407	3,002
Selling and marketing (1)	6,367	745
General and administrative (1)	5,179	1,186
Research and development (1)	2,496	516
Other segment items (2)	(94)	3
Adjusted EBITDA	(7,270)	10,860	$3,590
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,200)
Depreciation			(5,957)
Interest expense			(6,815)
Interest income			3,030
Corporate costs, net of eliminations			(14,000)
Other adjustments:
Acquisition contingent consideration			(140)
Acquisition integration costs			(831)
Stock-based compensation			(6,789)
Merger and acquisition related expenses			(92)
Acquisition related tax adjustment			(4,153)
Executive leadership transition costs (3)			(2,007)
Goodwill impairment			(30,449)
Property and equipment impairment			(1,052)
Other			(1,260)
Loss before income taxes			(74,125)
Income tax benefit			4,288
Net loss			$(69,837)

	Six Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$59,835	$34,412	$94,247

Less:
Cost of revenue (1)	49,229	5,803
Selling and marketing (1)	12,135	1,575
General and administrative (1)	9,694	2,399
Research and development (1)	4,994	1,101
Other segment items (2)	(47)	3
Adjusted EBITDA	(16,170)	23,531	$7,361
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(14,230)
Depreciation			(11,650)
Interest expense			(13,593)
Interest income			6,255
Corporate costs, net of eliminations			(28,320)
Other adjustments:
Acquisition contingent consideration			(140)
Acquisition integration costs			(1,598)
Stock-based compensation			(17,192)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,007)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,052)
Other			(2,414)
Loss before income taxes			(126,816)
Income tax benefit			4,126
Net loss			$(122,690)

	Three Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$54,586	$14,837	$69,423

Less:
Cost of revenue (1)	23,854	3,102
Selling and marketing (1)	5,728	702
General and administrative (1)	4,886	1,158
Research and development (1)	2,658	509
Other segment items (2)	7	1
Adjusted EBITDA	17,453	9,365	$26,818
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,869)
Depreciation			(5,556)
Interest expense			(11,939)
Interest income			7,086
Corporate costs, net of eliminations			(13,829)
Other adjustments:
Acquisition contingent consideration			1,195
Acquisition integration costs			(1,224)
Stock-based compensation			(13,763)
Acquisition related tax adjustment			(2,554)
Restructuring costs (4)			8
Other			(228)
Loss before income taxes			(20,855)
Income tax benefit			2,435
Net loss			$(18,420)

	Six Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$100,602	$33,000	$133,602

Less:
Cost of revenue (1)	48,478	4,856
Selling and marketing (1)	10,121	1,379
General and administrative (1)	9,327	2,435
Research and development (1)	5,121	1,038
Other segment items (2)	14	1
Adjusted EBITDA	27,541	23,291	$50,832
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(13,738)
Depreciation			(10,342)
Interest expense			(22,803)
Interest income			14,296
Corporate costs, net of eliminations			(30,048)
Other adjustments:
Acquisition contingent consideration			1,195
Acquisition integration costs			(3,722)
Stock-based compensation			(25,820)
Merger and acquisition related expenses			(30)
Acquisition related tax adjustment			(2,441)
Restructuring costs (4)			(11)
Other			(632)
Loss before income taxes			(43,264)
Income tax benefit			2,164
Net loss			$(41,100)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized (losses) gains on foreign exchange transactions.
(3)For both the three and six months ended June 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item.
(4)For the three months ended June 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and six months ended June 30, 2025 and 2024.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.
13.Subsequent Event
On August 11, 2025, the Company announced a workforce reduction to reduce operating costs. The workforce reduction was committed to by management on August 8, 2025 and is expected to impact approximately 25% of the Company’s workforce. The Company currently estimates it will incur restructuring costs of approximately $8.0 million to $9.0 million, consisting primarily of employee severance, benefits, and related costs, the majority of which the Company expects to recognize in the second half of 2025.

The estimated expenses are subject to a number of assumptions and actual results may differ materially from the estimated amount. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or in connection with, the workforce reduction.

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
Biomedical innovation is dependent on a reliable supply of reagents in the fields of nucleic acid production and biologics safety testing. From inventive startups to the world’s leading biopharmaceutical, vaccine, diagnostics and cell and gene therapy companies, these customers turn to us to solve their complex discovery challenges and help them streamline and scale their supply chain needs beginning from research and development through clinical trials to commercialization.
Our primary end customers are biopharmaceutical companies who are pursuing novel research and product development programs. Our customers also include a range of government, academic and biotechnology institutions.
As of June 30, 2025, we employed a team of over 560 full-time employees, approximately 29% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 64.6% and 63.6% for the three and six months ended June 30, 2025, respectively. The percentage of our total revenue derived from customers in North America was 46.4% and 49.1% for the three and six months ended June 30, 2024, respectively.
We generated revenue of $47.4 million and $94.2 million for the three and six months ended June 30, 2025, respectively, and $69.4 million and $133.6 million for the three and six months ended June 30, 2024, respectively.
Total revenue by segment was $31.1 million in Nucleic Acid Production and $16.3 million in Biologics Safety Testing for the three months ended June 30, 2025, compared to $54.6 million and $14.8 million, respectively, for the three months ended June 30, 2024. Revenue for the three months ended June 30, 2024, included $24.4 million in sales for high-volume CleanCap for commercialized vaccine programs that did not recur in the three months ended June 30, 2025.
Total revenue by segment was $59.8 million in Nucleic Acid Production and $34.4 million in Biologics Safety Testing for the six months ended June 30, 2025, compared to $100.6 million and $33.0 million, respectively, for the six months ended June 30, 2024. Revenue for the six months ended June 30, 2024, included $33.4 million in sales for high-volume CleanCap for commercialized vaccine programs that did not recur in the six months ended June 30, 2025.
We focus a substantial portion of our resources on supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and cell and gene therapy companies as well as academic and research scientists. We also intend to continue making disciplined investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $38.6 million and $78.1 million for the three and six months ended June 30, 2025, respectively, and $40.6 million and $81.4 million for the three and six months ended June 30, 2024, respectively.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $4.9 million and $9.8 million for the three and six months ended June 30, 2025, respectively, and $4.9 million and $10.0 million for the three and six months ended June 30, 2024, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
Restatement of Previously Issued Financial Statements
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), we identified an error during the 2024 year-end financial close process with respect to revenue recognition associated with a single shipment that resulted in approximately $3.9 million in revenue being recorded in the final week of the second quarter of 2024 upon shipment when it should have been recorded in the first week of the third quarter of 2024 upon receipt by the customer.
As a result, we have restated the interim financial statements for the second and third quarters of 2024 associated with the abovementioned shipment. Relevant restated financial information is included in Note 18 of the Annual Report on Form 10-K filed with the SEC on March 18, 2025. As part of the restatement, we also recorded other immaterial adjustments to correct the misstatements for the impacted periods. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the impacts of the restatement.
Recent Developments
Acquisition of Molecular Assemblies
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
Executive Leadership Transition
On June 8, 2025, our Board of Directors (the “Board”) appointed Bernd Brust as the Company’s Chief Executive Officer and on June 22, 2025, the Board appointed Rajesh Asarpota as the Company’s Chief Financial Officer (the “Executive Leadership Transition”).
Corporate Realignment Plan
Following the Executive Leadership Transition, we began conducting a comprehensive strategic review of our business operations and resource requirements. In August 2025, we announced a Corporate Realignment Plan (the “Corporate Realignment Plan”) designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. As a result of the implementation of the Corporate Realignment Plan, we expect to lower our annualized expenses by more than $50.0 million, through reductions in headcount and non-headcount-related expenses. The headcount reductions are expected to impact approximately 25% of the Company’s workforce. In connection with the headcount reductions, we currently estimate that we will recognize restructuring costs of approximately $8.0 million to $9.0 million, consisting primarily of employee severance and benefits costs, the majority of which we expect to recognize in the second half of 2025. In connection with the Corporate Realignment Plan, we are also evaluating plans to reduce our corporate facilities footprint. We expect the Corporate Realignment Plan to be implemented using a phased approach to be completed over the next 12 months. The estimated range of costs that the Company expects to incur in connection with the headcount reductions contemplated by the Corporate Realignment Plan represents the Company’s current estimate only and is subject to a number of assumptions and actual results may differ materially from the estimated range. We may incur additional costs not currently contemplated due to events that may occur as a result of, or in connection with, the Corporate Realignment Plan.
Goodwill Impairment
In connection with preparing our financial statements for the first quarter of 2025, we performed a qualitative goodwill impairment analysis on each of our four reporting units and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for three of the reporting units and no further testing was required. As a result, no impairment was recorded for these three reporting units at that time. We performed a quantitative impairment test on the TriLink reporting unit in response to impairment indicators identified during the first quarter of 2025. The indicators of impairment primarily related to our long-term forecast which reflected lower projected near term revenues due to lower demand in research and discovery products within the TriLink reporting unit and slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the result of macroeconomic pressures. Based on our interim quantitative assessment, we concluded that the TriLink reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the first quarter of 2025, we recorded goodwill impairment of $12.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink reporting unit.
In connection with preparing our financial statements for the quarter ended June 30, 2025, we performed a qualitative goodwill impairment analysis on each of our three reporting units with goodwill balances. For two of the reporting units, we concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for these reporting units and no further testing was required. As a result, no goodwill impairment was recorded for these two reporting units. We performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during our forecast process. As of June 30, 2025, our long-term forecast reflected lower projected revenues within our Nucleic Acid Production business due to lower anticipated demand in enzyme products. Based on our interim quantitative impairment assessment, we concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $30.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Trends and Uncertainties
Prior to 2025, high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs substantially contributed to our results of operations and cash flows. We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 35.2%, 25.0% and 25.4% of our total revenues for the three months ended June 30, 2024, six months ended June 30, 2024, and year ended December 31, 2024, respectively. We generated no revenue from high-volume orders of CleanCap for commercial phase vaccine programs during the three and six months ended June 30, 2025, and we do not expect to generate revenue from any such orders during the remainder of 2025, which will have the effect of significantly decreasing our revenue, profitability and cash flows in 2025 when compared to prior year periods.
Our businesses also continue to experience headwinds from a general contraction in economic activity in Asia, especially in China. Further, ongoing geopolitical tensions and uncertainty surrounding U.S. global trade policy, including the imposition of increased tariffs, trade restrictions and retaliatory actions, may also negatively impact future demand for our products and services, our customers’ ability to commit funds to purchase our products and services, and in turn, our future revenues derived from those markets, particularly if such tariffs are not lifted or significantly reduced from their current levels.
When warranted, we evaluate the recoverability of our long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. Our estimates of the fair values of our long-lived assets as of June 30, 2025 exceeded their carrying values and therefore no impairment was recognized. Nonetheless, given the reduction in cash flows explained above, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.

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
Adjusted EBITDA is a non-GAAP measure and therefore, may have limitations as an analytical tool, so it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations that Adjusted EBITDA does not reflect include:
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $47.4 million and $94.2 million for the three and six months ended June 30, 2025, respectively, and $69.4 million and $133.6 million for the three and six months ended June 30, 2024, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.
Nucleic Acid Production Segment
Our Nucleic Acid Production segment focuses on the manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. This segment also provides research products for labeling and detecting proteins in cells and tissue samples.
Biologics Safety Testing Segment
Our Biologics Safety Testing segment focuses on the manufacturing and sale of biologics safety and impurity tests and assay development services that are utilized by our customers in their biologic drug manufacturing activities.

Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and six months ended June 30, 2025 and 2024.
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
We expect that our selling, general and administrative expenses will decrease in future periods, as a result of the implementation of our Corporate Realignment Plan.
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
We expect our research and development costs will decrease in future periods, as a result of the implementation of our Corporate Realignment Plan.
Change in Estimated Fair Value of Contingent Consideration
Change in estimated fair value of contingent consideration consists of fair value adjustments to contingent consideration liabilities associated with completed acquisitions. These adjustments are based on our assessment of the probability of achieving certain revenue thresholds and other probability factors.
Goodwill Impairment
Goodwill impairment is recorded in connection with the impairment testing of our goodwill and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than the carrying amount. During the three and six months ended June 30, 2025, we performed quantitative impairment tests and recorded goodwill impairment of $30.4 million and $42.9 million, respectively. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Other Expense
Other income primarily consists of adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC (“MyChem”), which was completed in January 2022, and realized and unrealized gains and losses on foreign exchange transactions.
Income Tax Expense (Benefit)
As a result of our ownership of LLC Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of June 30, 2025, we held approximately 56.6% of the outstanding LLC Units, and MLSH 1 held approximately 43.4% of the outstanding LLC Units.
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

	Three Months Ended June 30,
	2025	2024	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$47,397	$69,423	(31.7)%
Operating expenses:
Cost of revenue (1)	39,629	38,582	2.7%
Selling, general and administrative (1)	38,575	40,556	(4.9)%
Research and development (1)	4,882	4,924	(0.9)%
Change in estimated fair value of contingent consideration	140	(1,195)	(111.7)%
Goodwill impairment	30,449	—	*
Restructuring (1)	—	(4)	*
Total operating expenses	113,675	82,863	37.2%
Loss from operations	(66,278)	(13,440)	393.1%
Other expense, net	(7,847)	(7,415)	5.8%
Loss before income taxes	(74,125)	(20,855)	255.4%
Income tax benefit	(4,288)	(2,435)	76.1%
Net loss	(69,837)	(18,420)	279.1%
Net loss attributable to non-controlling interests	(30,246)	(8,631)	250.4%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(39,591)	$(9,789)	304.4%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.27)	$(0.07)
Weighted average number of Class A common shares outstanding, basic and diluted	144,236	135,842

Adjusted EBITDA (Non-GAAP financial measure)	$(10,410)	$12,989

	Six Months Ended June 30,
	2025	2024	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$94,247	$133,602	(29.5)%
Operating expenses:
Cost of revenue (1)	78,754	76,917	2.4%
Selling, general and administrative (1)	78,139	81,441	(4.1)%
Research and development (1)	9,770	9,956	(1.9)%
Change in estimated fair value of contingent consideration	140	(1,195)	(111.7)%
Goodwill impairment	42,884	—	*
Restructuring (1)	—	(1,216)	*
Total operating expenses	209,687	165,903	26.4%
Loss from operations	(115,440)	(32,301)	257.4%
Other expense, net	(11,376)	(10,963)	3.8%
Loss before income taxes	(126,816)	(43,264)	193.1%
Income tax benefit	(4,126)	(2,164)	90.7%
Net loss	(122,690)	(41,100)	198.5%
Net loss attributable to non-controlling interests	(53,154)	(19,233)	176.4%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(69,536)	$(21,867)	218.0%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.48)	$(0.16)
Weighted average number of Class A common shares outstanding, basic and diluted	143,833	134,088

Adjusted EBITDA (Non-GAAP financial measure)	$(20,959)	$20,784
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	Year-Over-Year Change
Cost of revenue	$1,847	$2,700	(31.6)%
Selling, general and administrative	3,697	9,800	(62.3)%
Research and development	1,245	1,259	(1.1)%
Restructuring	—	4	*
Total stock-based compensation expense	$6,789	$13,763	(50.7)%

	Six Months Ended June 30,
	2025	2024	Year-Over-Year Change
Cost of revenue	$3,889	$5,331	(27.0)%
Selling, general and administrative	10,843	19,300	(43.8)%
Research and development	2,460	2,416	1.8%
Restructuring	—	(1,227)	*
Total stock-based compensation expense	$17,192	$25,820	(33.4)%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Nucleic Acid Production	$31,085	$54,586	(43.1)%	65.6%	78.6%
Biologics Safety Testing	16,312	14,837	9.9%	34.4%	21.4%
Total revenue	$47,397	$69,423	(31.7)%	100.0%	100.0%

	Six Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Nucleic Acid Production	$59,835	$100,602	(40.5)%	63.5%	75.3%
Biologics Safety Testing	34,412	33,000	4.3%	36.5%	24.7%
Total revenue	$94,247	$133,602	(29.5)%	100.0%	100.0%
Comparison of Three Months Ended June 30, 2025 and 2024
Total revenue was $47.4 million for the three months ended June 30, 2025 compared to $69.4 million for the three months ended June 30, 2024, representing a decrease of $22.0 million, or 31.7%.
Nucleic Acid Production revenue decreased from $54.6 million for the three months ended June 30, 2024 to $31.1 million for the three months ended June 30, 2025, representing a decrease of $23.5 million, or 43.1%. The decrease in Nucleic Acid Production revenue was primarily driven by a lack of high-volume CleanCap orders for commercial phase vaccine programs. Excluding revenue from high-volume CleanCap, revenue was up 3.0% year-over-year driven by growth in good manufacturing practices (“GMP”) products.
Biologics Safety Testing revenue increased from $14.8 million for the three months ended June 30, 2024 to $16.3 million for the three months ended June 30, 2025, representing an increase of $1.5 million, or 9.9%. The increase in Biologics Safety Testing revenue was primarily driven by strength in Host Cell Protein (“HCP”) kits and associated HCP qualification services and increased demand for MockV viral clearance kits.
Comparison of Six Months Ended June 30, 2025 and 2024
Total revenue was $94.2 million for the six months ended June 30, 2025 compared to $133.6 million for the six months ended June 30, 2024, representing a decrease of $39.4 million or 29.5%.
Nucleic Acid Production revenue decreased from $100.6 million for the six months ended June 30, 2024 to $59.8 million for the six months ended June 30, 2025, representing a decrease of $40.8 million, or 40.5%. The decrease in Nucleic Acid Production revenue was primarily driven by a lack of high-volume CleanCap orders for commercial phase vaccine programs and lower demand for research and discovery products. Excluding revenue from high-volume CleanCap, revenue was down 11.0% year-over-year.
Biologics Safety Testing revenue increased from $33.0 million for the six months ended June 30, 2024 to $34.4 million for the six months ended June 30, 2025, representing an increase of $1.4 million, or 4.3%. The increase in Biologics Safety Testing revenue was primarily driven by strength in HCP qualification services and increased demand for MockV viral clearance kits.

Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Cost of revenue	$39,629	$38,582	2.7%	83.6%	55.6%
Selling, general and administrative	38,575	40,556	(4.9)%	81.4%	58.4%
Research and development	4,882	4,924	(0.9)%	10.3%	7.1%
Change in estimated fair value of contingent consideration	140	(1,195)	(111.7)%	0.3%	(1.7)%
Goodwill impairment	30,449	—	*	64.2%	—%
Restructuring	—	(4)	*	—%	0.0%
Total operating expenses	$113,675	$82,863	37.2%	239.8%	119.4%

	Six Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Cost of revenue	$78,754	$76,917	2.4%	83.6%	57.6%
Selling, general and administrative	78,139	81,441	(4.1)%	82.9%	61.0%
Research and development	9,770	9,956	(1.9)%	10.4%	7.4%
Change in estimated fair value of contingent consideration	140	(1,195)	(111.7)%	0.1%	(0.9)%
Goodwill impairment	42,884	—	*	45.5%	—%
Restructuring	—	(1,216)	*	—%	(0.9)%
Total operating expenses	$209,687	$165,903	26.4%	222.5%	124.2%
____________________
*Not meaningful
Cost of Revenue
Comparison of Three Months Ended June 30, 2025 and 2024
Cost of revenue increased by $1.0 million from $38.6 million for the three months ended June 30, 2024 to $39.6 million for the three months ended June 30, 2025, or 2.7%. The increase was primarily driven by a $3.5 million increase in excess and obsolete inventory reserve for excess raw materials and yield losses. This was partially offset by decreases of $1.2 million in professional fees for consulting services, $0.9 million in stock-based compensation expense, and $0.5 million in personnel expenses.
Gross profit margin decreased by 2,800 basis points from 44.4% for the three months ended June 30, 2024 to 16.4% for the three months ended June 30, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to the increase in excess and obsolete inventory reserve and higher fixed facility costs as a percentage of sales.
Comparison of Six Months Ended June 30, 2025 and 2024
Cost of revenue increased by $1.8 million from $76.9 million for the six months ended June 30, 2024 to $78.8 million for the six months ended June 30, 2025, or 2.4%. The increase was primarily driven by a $3.0 million increase in excess and obsolete inventory reserve for excess raw materials and yield losses. This was partially offset by a decrease of $1.4 million in stock-based compensation expense.
Gross profit margin decreased by 2,600 basis points from 42.4% for the six months ended June 30, 2024 to 16.4% for the six months ended June 30, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to the increase in excess and obsolete inventory reserve, higher fixed facility costs and depreciation expense as a percentage of sales.

Selling, General and Administrative
Comparison of Three Months Ended June 30, 2025 and 2024
Selling, general and administrative expenses decreased by $2.0 million from $40.6 million for the three months ended June 30, 2024 to $38.6 million for the three months ended June 30, 2025, or 4.9%. The decrease was primarily driven by a decrease of $6.1 million in stock-based compensation expense primarily due to forfeitures in connection with the Executive Leadership Transition and a decrease of $1.0 million in facilities expense. These were partially offset by an increase of $2.9 million in professional service fees primarily for legal and consulting services, an increase of $1.2 million in personnel expenses mainly due to severance payments incurred in connection with the Executive Leadership Transition, and a $1.0 million non-cash charge to write down surplus laboratory equipment.
Comparison of Six Months Ended June 30, 2025 and 2024
Selling, general and administrative expenses decreased by $3.3 million from $81.4 million for the six months ended June 30, 2024 to $78.1 million for six months ended June 30, 2025, or 4.1%. The decrease was primarily driven by a decrease of $8.5 million in stock-based compensation expense due to forfeitures in connection with the Executive Leadership Transition and a decrease of $1.8 million in facilities expense. These were partially offset by an increase of $4.1 million in professional service fees primarily for legal and consulting services, an increase of $2.1 million in personnel expenses mainly due to severance payments incurred in connection with the Executive Leadership Transition, and a $1.0 million non-cash charge to write down surplus laboratory equipment.
Research and Development
Comparison of Three Months Ended June 30, 2025 and 2024
Research and development expenses were $4.9 million for each of the three months ended June 30, 2025 and 2024.
Comparison of Six Months Ended June 30, 2025 and 2024
Research and development expenses decreased by $0.2 million from $10.0 million for the six months ended June 30, 2024 to $9.8 million for the six months ended June 30, 2025, or 1.9%, which was not significant.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three and Six Months Ended June 30, 2025 and 2024
The change in estimated fair value of contingent consideration of $0.1 million for the three and six months ended June 30, 2025 was due to the slight increase in estimated fair value of the liability for the contingent payment associated with the acquisition of Officinae. The change in estimated fair value of contingent consideration of $1.2 million for the three and six months ended June 30, 2024 was due to a decrease in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Goodwill Impairment
Three Months Ended June 30, 2025
During the three months ended June 30, 2025, we recorded goodwill impairment of $30.4 million for the Alphazyme reporting unit within our Nucleic Acid Production segment.
See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Six Months Ended June 30, 2025
During the six months ended June 30, 2025, we recorded total goodwill impairment of $42.9 million within our Nucleic Acid Production segment.
See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Restructuring
Comparison of Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2024, restructuring costs were not significant.
Comparison of Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2024, restructuring costs (benefit) primarily consists of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees resulting from the Cost Realignment Plan.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Interest expense	$(6,815)	$(11,939)	(42.9)%	(14.4)%	(17.2)%
Interest income	3,030	7,086	(57.2)%	6.4%	10.2%
Other expense	(4,062)	(2,562)	58.5%	(8.6)%	(3.7)%
Total other expense	$(7,847)	$(7,415)	5.8%	(16.6)%	(10.7)%

	Six Months Ended June 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Interest expense	$(13,593)	$(22,803)	(40.4)%	(14.4)%	(17.1)%
Interest income	6,255	14,296	(56.2)%	6.6%	10.7%
Other expense	(4,038)	(2,456)	64.4%	(4.3)%	(1.8)%
Total other expense	$(11,376)	$(10,963)	3.8%	(12.1)%	(8.2)%
Comparison of Three Months Ended June 30, 2025 and 2024
Other expense was $7.4 million for the three months ended June 30, 2024 compared to $7.8 million for the three months ended June 30, 2025, representing an increase of $0.4 million, or 5.8%. The increase was primarily driven by $1.6 million relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem. This was partially offset by the net change in interest expense and interest income. The $5.1 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was partially offset by a $4.1 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment.
Comparison of Six Months Ended June 30, 2025 and 2024
Other expense was $11.0 million for the six months ended June 30, 2024 compared to $11.4 million for the six months ended June 30, 2025, representing an increase of $0.4 million, or 3.8%. The increase was primarily driven by $1.6 million relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem. This was partially offset by the net change in interest expense and interest income. The $9.2 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was offset by a $8.0 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment.
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
As of June 30, 2025, substantially all of our long-lived assets were located within the United States.
The following schedules include revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$31,085	$16,312	$47,397

Less:
Cost of revenue (1)	24,407	3,002
Selling and marketing (1)	6,367	745
General and administrative (1)	5,179	1,186
Research and development (1)	2,496	516
Other segment items (2)	(94)	3
Adjusted EBITDA	(7,270)	10,860	$3,590
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,200)
Depreciation			(5,957)
Interest expense			(6,815)
Interest income			3,030
Corporate costs, net of eliminations			(14,000)
Other adjustments:
Acquisition contingent consideration			(140)
Acquisition integration costs			(831)
Stock-based compensation			(6,789)
Merger and acquisition related expenses			(92)
Acquisition related tax adjustment			(4,153)
Executive leadership transition costs (3)			(2,007)
Goodwill impairment			(30,449)
Property and equipment impairment			(1,052)
Other			(1,260)
Loss before income taxes			(74,125)
Income tax benefit			4,288
Net loss			$(69,837)

	Six Months Ended June 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$59,835	$34,412	$94,247

Less:
Cost of revenue (1)	49,229	5,803
Selling and marketing (1)	12,135	1,575
General and administrative (1)	9,694	2,399
Research and development (1)	4,994	1,101
Other segment items (2)	(47)	3
Adjusted EBITDA	(16,170)	23,531	$7,361
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(14,230)
Depreciation			(11,650)
Interest expense			(13,593)
Interest income			6,255
Corporate costs, net of eliminations			(28,320)
Other adjustments:
Acquisition contingent consideration			(140)
Acquisition integration costs			(1,598)
Stock-based compensation			(17,192)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,007)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,052)
Other			(2,414)
Loss before income taxes			(126,816)
Income tax benefit			4,126
Net loss			$(122,690)

	Three Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$54,586	$14,837	$69,423

Less:
Cost of revenue (1)	23,854	3,102
Selling and marketing (1)	5,728	702
General and administrative (1)	4,886	1,158
Research and development (1)	2,658	509
Other segment items (2)	7	1
Adjusted EBITDA	17,453	9,365	$26,818
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,869)
Depreciation			(5,556)
Interest expense			(11,939)
Interest income			7,086
Corporate costs, net of eliminations			(13,829)
Other adjustments:
Acquisition contingent consideration			1,195
Acquisition integration costs			(1,224)
Stock-based compensation			(13,763)
Acquisition related tax adjustment			(2,554)
Restructuring costs (4)			8
Other			(228)
Loss before income taxes			(20,855)
Income tax benefit			2,435
Net loss			$(18,420)

	Six Months Ended June 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$100,602	$33,000	$133,602

Less:
Cost of revenue (1)	48,478	4,856
Selling and marketing (1)	10,121	1,379
General and administrative (1)	9,327	2,435
Research and development (1)	5,121	1,038
Other segment items (2)	14	1
Adjusted EBITDA	27,541	23,291	$50,832
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(13,738)
Depreciation			(10,342)
Interest expense			(22,803)
Interest income			14,296
Corporate costs, net of eliminations			(30,048)
Other adjustments:
Acquisition contingent consideration			1,195
Acquisition integration costs			(3,722)
Stock-based compensation			(25,820)
Merger and acquisition related expenses			(30)
Acquisition related tax adjustment			(2,441)
Restructuring costs (4)			(11)
Other			(632)
Loss before income taxes			(43,264)
Income tax benefit			2,164
Net loss			$(41,100)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized (losses) gains on foreign exchange transactions.
(3)For both the three and six months ended June 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item.
(4)For the three months ended June 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the restructuring included in the stock based-compensation line item. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item.
There was no intersegment revenue during the three and six months ended June 30, 2025 and 2024.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(69,837)	$(18,420)	$(122,690)	$(41,100)
Add:
Amortization	7,200	6,869	14,230	13,738
Depreciation	5,957	5,556	11,650	10,342
Interest expense	6,815	11,939	13,593	22,803
Interest income	(3,030)	(7,086)	(6,255)	(14,296)
Income tax benefit	(4,288)	(2,435)	(4,126)	(2,164)
EBITDA	(57,183)	(3,577)	(93,598)	(10,677)
Acquisition contingent consideration (1)	140	(1,195)	140	(1,195)
Acquisition integration costs (2)	831	1,224	1,598	3,722
Stock-based compensation (3)	6,789	13,763	17,192	25,820
Merger and acquisition related expenses (4)	92	—	1,270	30
Acquisition related tax adjustment (5)	4,153	2,554	4,082	2,441
Executive leadership transition costs (6)	2,007	—	2,007	—
Goodwill impairment (7)	30,449	—	42,884	—
Property and equipment impairment (8)	1,052	—	1,052	—
Restructuring costs (9)	—	(8)	—	11
Other (10)	1,260	228	2,414	632
Adjusted EBITDA	$(10,410)	$12,989	$(20,959)	$20,784
____________________
(1)Refers to the change in the estimated fair value of contingent consideration related to completed acquisitions.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of the Company’s acquisition of MyChem and Alphazyme, which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continue to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continue to be employed by TriLink. The Company considers the payment of these retention payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $0.8 million (Alphazyme) and $1.4 million (Alphazyme) for the three and six months ended June 30, 2025, respectively. Retention payment expenses were $1.1 million (Alphazyme) and $3.4 million (MyChem $1.8 million; Alphazyme $1.6 million) for the three and six months ended June 30, 2024, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. The remaining retention accrual for Alphazyme is $1.5 million, expected to be accrued ratably each quarter through December 31, 2025, with payments expected to be made in the first quarter of 2026. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of June 30, 2025.
(3)Refers to non-cash expense associated with stock-based compensation.
(4)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(5)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(6)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For both the three and six months ended June 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item.
(7)Refers to goodwill impairment recorded for our Nucleic Acid Production segment.

(8)Refers to non-cash charges to write-down surplus laboratory equipment to estimated fair value, less costs to sell.
(9)Refers to restructuring costs (benefit) associated with the Cost Realignment Plan, which was implemented in November 2023. For the six months ended June 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the restructuring is included on the stock-based compensation line item. For the three months ended June 30, 2024, such stock-based compensation benefit amount was immaterial.
(10)For the three and six months ended June 30, 2025, refers to severance payments, inventory step-up charges in connection with the acquisition of Alphazyme, legal costs, and other non-recurring costs that are deemed to be outside of the ordinary course of business. For the six months ended June 30, 2024, refers to severance payments, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of June 30, 2025, investment entities affiliated with GTCR collectively controlled approximately 51% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We made cash distributions of $0.6 million during each of the three and six months ended June 30, 2024 for tax liabilities to MLSH 1, which is controlled by investment entities affiliated with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. We did not make any such cash distributions during the three and six months ended June 30, 2025.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of June 30, 2025, there was no current liability outstanding under the TRA.
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
During the three months ended June 30, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of June 30, 2025, we had cash and cash equivalents of $269.9 million and retained earnings of $71.4 million.

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
We plan to utilize our existing cash on hand, together with cash generated from operations, primarily to fund our commercial and marketing activities associated with our products and services, and continued research and development initiatives. We believe our cash on hand, cash generated from operations and continued access to our credit facilities will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three and six months ended June 30, 2025. We made cash distributions of $0.6 million during each of the three and six months ended June 30, 2024 for tax liabilities to MLSH 1 under the LLC Operating Agreement.
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
As of June 30, 2025, the effective interest rate on the Term Loan was 7.27% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2025.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of June 30, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs, based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of June 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of June 30, 2025.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units.
As of June 30, 2025, we did not have a current liability outstanding under the TRA. This determination was based on our taxable income for the year ended December 31, 2024. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the TRA.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(19,655)	$8,967
Investing activities	(26,365)	(10,426)
Financing activities	(6,434)	(332)
Effects of exchange rate changes on cash	(38)	—
Net decrease in cash and cash equivalents	$(52,492)	$(1,791)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $19.7 million, which was primarily attributable to a net loss of $122.7 million. This was partially offset by non-cash depreciation and amortization of $25.9 million, non-cash amortization of operating lease right-of-use assets of $4.4 million, non-cash amortization of deferred financing costs of $0.9 million, non-cash stock-based compensation of $17.2 million, non-cash goodwill impairment of $42.9 million, non-cash acquisition related tax adjustment of $4.1 million, and a net cash inflow from the change in our operating assets and liabilities of $6.6 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $26.4 million, which was primarily comprised of net cash consideration paid for the acquisition of assets from Molecular of $8.9 million, acquisition of Officinae of $10.1 million, and cash outflows of $8.1 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $0.7 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $6.4 million, which was primarily attributable to $4.7 million of tax payments for shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $2.7 million of principal repayments of long-term debt, and $0.4 million of payments of finance lease liabilities. These were partially offset by proceeds from the interest rate cap agreement of $1.4 million.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the six months ended June 30, 2025 totaled $7.4 million, which is net of government funding under the Cooperative Agreement of $0.7 million. We are currently evaluating our plans for capital expenditures for the year ending December 31, 2025, in connection with the Corporate Realignment Plan.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$52,251	$10,848	$18,545	$18,252	$4,606
Finance leases (2)	29,494	3,478	7,272	7,715	11,029
Debt obligations (3)	296,960	5,440	291,520	—	—
Unconditional purchase obligations (4)	940	788	152	—	—
Contingent consideration (5)	4,940	4,940	—	—	—
Consideration payable (6)	2,000	2,000	—	—	—
Total	$386,585	$27,494	$317,489	$25,967	$15,635
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
(6)Represents an indemnity and adjustment holdback amount we may be required to pay in connection with our acquisition of assets from Molecular. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash distributions for owner tax liabilities are required under the terms of the LLC Operating Agreement. See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs, based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of June 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme. As of June 30, 2025, we may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period. We may also be required to make certain retention payments of $9.3 million, of which $7.6 million is accrued as of June 30, 2025, to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Goodwill
In connection with preparing our financial statements for the quarter ended June 30, 2025, we performed a qualitative goodwill impairment test on the Alphazyme reporting unit in response to impairment indicators identified during our forecast process. As of June 30, 2025, our long-term forecast reflected lower projected revenues within our Nucleic Acid Production business due to lower anticipated demand in enzyme products. As a result, we performed a quantitative goodwill impairment test and compared the Alphazyme reporting unit’s fair value to its respective carrying value to determine whether goodwill was impaired. We performed the impairment test using a combination of the income approach and the market approach to evaluate whether the fair value of the Alphazyme reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model, incorporating both internal estimates and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, projected revenue, revenue growth rates (including terminal growth rates) and EBITDA margins. The selected discount rate was 19.5%, which was determined using a weighted average cost of capital specific to the Alphazyme reporting unit and other market and industry data. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. The result of the quantitative analysis indicated that the fair value of the Alphazyme reporting unit did not exceed its carrying value, and as a result, we recorded goodwill impairment of $30.4 million during the quarter ended June 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2025, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $297.0 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of June 30, 2025. For the three and six months ended June 30, 2025, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.8 million and $1.5 million, respectively.
We had cash and cash equivalents of $269.9 million as of June 30, 2025. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although approximately 35.4% and 36.4% of our revenue for the three and six months ended June 30, 2025, respectively, was derived from international sales, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025 due to the material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than the changes described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Strategy
We may not realize the expected operational or financial benefits from our recent organizational changes, including changes to our executive management team and the workforce reductions, and other cost reduction initiatives, which could also have unintended consequences and adversely impact our financial position, results of operations and cash flows.
In June 2025, we appointed a new Chief Executive Officer and a new Chief Financial Officer. Additionally, on August 11, 2025, we announced a Corporate Realignment Plan which includes an organizational restructuring and cost reduction initiative targeting more than $50 million in annualized cost savings, including a significant reduction in force affecting approximately 25% of our workforce.
Our recent executive leadership changes, as well as the organizational restructuring and cost-reduction initiatives, including the targeted annual cost savings and the anticipated timeline to realize these benefits, are subject to many risks and uncertainties. The restructuring charges, including severance costs, associated with the workforce reduction may be greater than anticipated, and completion of the workforce reduction and implementation of the other cost reduction actions may take longer than we anticipated, including as a result of factors beyond our control, which may cause us to not fully achieve the expected operational and financial benefits. Further, implementation of the organizational changes, including the workforce reduction, could have unintended consequences to us, including adversely impacting our revenues as a result fewer employees being available to respond to business needs, employee attrition beyond the planned workforce reduction and lower employee morale and motivation among those of our employees who were not impacted by the workforce reduction. This, in turn, could make it more difficult to achieve our operating plans and adversely impact on our financial position, results of operations and cash flows.
Executive management transitions, particularly at the principal executive officer and principal financial officer levels, inherently cause some loss of institutional knowledge. Executive-level transitions often lead to changes in strategic or operating goals, which can create uncertainty, and in turn, higher levels of attrition and senior-level departures, business disruption, and may negatively impact our business, financial position and results of operations.
As we continue to identify areas for potential cost savings, or to the extent that we are unable to successfully implement our current cost savings initiatives in a timely manner or achieve our anticipated cost savings, we may consider implementing further cost savings initiatives to improve our profitability and generate higher levels of free cash flow. We also cannot guarantee that we will not have to undertake additional workforce reductions in the future. Furthermore, these measures could be disruptive to our operations, including as a result of inefficiencies related to task unfamiliarity, heavier workloads, loss of knowledge and vacant positions, particularly if we are unable to effectively implement and manage the transition of impacted employees’ duties and responsibilities. Any such inefficiencies could adversely impact our results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

10.1
Employment Agreement of Bernd Brust, effective as of June 8, 2025, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Bernd Brust (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on June 9, 2025).

10.2
Employment Agreement of Rajesh Asarpota, effective as of June 30, 2025, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Rajesh Asarpota (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on June 25, 2025).

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025 Executive New Hire Grant).

10.4	Form of Stock Option Grant Notice and Stock Option Agreement (2025 Executive New Hire Grant).

10.5§	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (2025 Executive New Hire Grant).

10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025 RSU Award Agreement - Chairman of the Board).

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Annual Director Grant).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
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

Maravai LifeSciences Holdings, Inc.

By:	/s/ Rajesh Asarpota
Name:	Rajesh Asarpota
Title:	Chief Financial Officer
Date: August 11, 2025