Form 10-Q
period 2025-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2025-11-07
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of October 31, 2025, 145,022,751 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•Decreases in research and development funding caused by changes in U.S. public health policy and the spending priorities of the U.S. federal government.
•Unintended consequences from our recent organizational changes and workforce reduction.
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

Part I.
Item 1. Financial Statements and Supplementary Data
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$243,574	$322,399
Accounts receivable, net	22,537	38,520
Inventory	45,326	50,082
Prepaid expenses and other current assets	14,430	18,145
Total current assets	325,867	429,146
Property and equipment, net	158,624	164,474
Goodwill	129,429	159,878
Intangible assets, net	185,876	194,957
Other assets	49,395	59,789
Total assets	$849,191	$1,008,244
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,998	$11,957
Accrued expenses and other current liabilities	48,136	39,574
Current portion of long-term debt	5,440	5,440
Total current liabilities	61,574	56,971
Long-term debt, less current portion	287,381	290,492
Finance lease liabilities, less current portion	30,407	31,106
Other long-term liabilities	37,970	52,466
Total liabilities	417,332	431,035
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 144,718 and 141,976 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,447	1,420
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of September 30, 2025 and December 31, 2024	1,107	1,107
Additional paid-in capital	196,511	181,874
Retained earnings	45,799	140,891
Accumulated other comprehensive income	579	—
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	245,443	325,292
Non-controlling interest	186,416	251,917
Total stockholders’ equity	431,859	577,209
Total liabilities and stockholders’ equity	$849,191	$1,008,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$41,630	$69,025	$135,877	$202,627
Cost of revenue	35,975	36,791	114,729	113,708
Gross Profit	5,655	32,234	21,148	88,919

Operating expenses:
Selling, general and administrative	35,396	39,087	113,535	120,528
Research and development	3,844	4,704	13,614	14,660
Change in estimated fair value of contingent consideration	60	(178)	200	(1,373)
Goodwill impairment	—	154,239	42,884	154,239
Restructuring	7,386	(4)	7,386	(1,220)
Total operating expenses	46,686	197,848	177,619	286,834
Loss from operations	(41,031)	(165,614)	(156,471)	(197,915)
Other income (expense):
Interest expense	(6,844)	(13,634)	(20,437)	(36,437)
Interest income	2,797	7,071	9,052	21,367
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(39)	—	(39)
Other (expense) income	(71)	72	(4,109)	(2,384)
Loss before income taxes	(45,149)	(172,144)	(171,965)	(215,408)
Income tax (benefit) expense	(92)	311	(4,218)	(1,853)
Net loss	(45,057)	(172,455)	(167,747)	(213,555)
Net loss attributable to non-controlling interests	(19,501)	(75,381)	(72,655)	(94,614)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(25,556)	$(97,074)	$(95,092)	$(118,941)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.18)	$(0.68)	$(0.66)	$(0.87)
Weighted average number of Class A common shares outstanding, basic and diluted	144,683	141,555	144,119	136,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,057)	$(172,455)	$(167,747)	$(213,555)
Other comprehensive income:
Foreign currency translation adjustments	7	—	1,023	—
Total other comprehensive loss	(45,050)	(172,455)	(166,724)	(213,555)
Comprehensive loss attributable to non-controlling interests	(19,499)	(75,381)	(72,211)	(94,614)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(25,551)	$(97,074)	$(94,513)	$(118,941)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	103	1	—	—	(131)	—	—	—	(130)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	133	—	—	(133)	—
Stock-based compensation	—	—	—	—	5,132	—	—	3,924	9,056
Net loss	—	—	—	—	—	(25,556)	—	(19,501)	(45,057)
Foreign currency translation adjustment	—	—	—	—	—	—	5	2	7
September 30, 2025	144,718	$1,447	110,684	$1,107	$196,511	$45,799	$579	$186,416	$431,859

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,742	27	—	—	(4,901)	—	—	—	(4,874)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,691	—	—	(4,691)	—
Stock-based compensation	—	—	—	—	14,847	—	—	11,401	26,248
Net loss	—	—	—	—	—	(95,092)	—	(72,655)	(167,747)
Foreign currency translation adjustment	—	—	—	—	—	—	579	444	1,023
September 30, 2025	144,718	$1,447	110,684	$1,107	$196,511	$45,799	$579	$186,416	$431,859

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2024	141,489	$1,415	110,684	$1,107	$168,337	$263,870	$337,757	$772,486
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	100	1	—	—	(383)	—	—	(382)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	301	—	(301)	—
Stock-based compensation	—	—	—	—	7,324	—	5,726	13,050
Net loss	—	—	—	—	—	(97,074)	(75,381)	(172,455)
September 30, 2024	141,589	$1,416	110,684	$1,107	$175,579	$166,796	$267,801	$612,699

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2023	132,228	$1,322	119,094	$1,191	$128,503	$285,737	$373,131	$789,884
Effects of Structuring Transactions	8,410	84	(8,410)	(84)	26,004	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	951	10	—	—	(1,938)	—	—	(1,928)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,926	—	(1,926)	—
Stock-based compensation	—	—	—	—	21,084	—	17,786	38,870
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(118,941)	(94,614)	(213,555)
September 30, 2024	141,589	$1,416	110,684	$1,107	$175,579	$166,796	$267,801	$612,699
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(167,747)	$(213,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	17,625	15,386
Amortization of intangible assets	21,439	20,629
Amortization of operating lease right-of-use assets	6,675	6,324
Amortization of deferred financing costs	1,251	2,238
Stock-based compensation expense	26,248	38,870
Change in estimated fair value of contingent consideration	—	(1,373)
Goodwill impairment	42,884	154,239
Acquisition related tax adjustment	4,082	2,374
Change in fair value of derivative instruments	—	(2,021)
Other	1,291	1,164
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,777	25,789
Inventory	4,907	(75)
Prepaid expenses and other current and noncurrent assets	445	970
Accounts payable	(1,832)	(1,531)
Accrued expenses and other current liabilities	8,888	(22,176)
Other long-term liabilities	(16,738)	(5,149)
Net cash (used in) provided by operating activities	(34,805)	22,103
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	(18,990)	—
Purchases of property and equipment	(11,035)	(23,809)
Proceeds from government assistance allocated to property and equipment	734	5,424
Purchase of technology	—	(1,000)
Net cash used in investing activities	(29,291)	(19,385)
Financing activities:
Distributions for tax liabilities to non-controlling interest holder	—	(572)
Principal repayments of long-term debt	(4,080)	(4,080)
Payments of finance lease liabilities	(570)	(453)
Proceeds from interest rate cap agreement	1,375	7,062
Payments of acquisition related contingent consideration and consideration holdback	(6,800)	—
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(4,608)	(1,480)
Net cash (used in) provided by financing activities	(14,683)	477
Effects of exchange rate changes on cash and cash equivalents	(46)	—
Net (decrease) increase in cash and cash equivalents	(78,825)	3,195
Cash and cash equivalents, beginning of period	322,399	574,962
Cash and cash equivalents, end of period	$243,574	$578,157

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$18,771	$35,866
Cash (refunded) paid for income taxes, net	$(561)	$644

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$916	$1,805
Purchase of technology included in accrued expenses	$—	$500
Accrued receivable for capital expenditures to be reimbursed under a government contract	$—	$1,410
Right-of-use assets obtained in exchange for operating lease liabilities	$463	$1,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company,” and together with its consolidated subsidiaries, “Maravai,” “we,” “us,” and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for therapeutic and diagnostic applications and immunoassay, qPCR and mass spectrometry-based products and services to detect impurities during the production of biopharmaceutical products.
The Company is headquartered in San Diego, California and operates in two principal businesses: Nucleic Acid Production and Biologics Safety Testing. Our Nucleic Acid Production business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core Nucleic Acid Production offerings include messenger ribonucleic acid (“mRNA”), our proprietary CleanCap® capping and ModTail™ poly(A) tail modification technologies, long and short oligonucleotides, our oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Biologics Safety Testing business sells highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific antibody and assay development services.
Basis of Presentation
The Company is a holding company and has no material assets other than our ownership of equity interests in Topco LLC. As the sole manager of Topco LLC, the Company operates and controls all of the business and affairs, and is the ultimate parent company, of Topco LLC. The Company conducts its business through Topco LLC and its consolidated subsidiaries. MLSH1, which is controlled by investment entities affiliated with GTCR, is the only other member of Topco LLC that is not a wholly-owned subsidiary of the Company. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC, and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net loss is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 12), the realizability of our net deferred tax assets, valuation of goodwill and intangible assets, valuation of assets acquired and liabilities assumed in business combinations, and determination of fair value of contingent consideration. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025.
Revenue Recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of September 30, 2025 or December 31, 2024.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue, which is also included in accrued expenses and other current liabilities, is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $2.6 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $1.7 million, respectively, of revenue that was included in the contract liabilities balance of $3.3 million as of December 31, 2024. During the three and nine months ended September 30, 2024, the Company did not recognize a material amount of revenue that was included in the contract liabilities balance as of December 31, 2023.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$17,687	$7,339	$25,026
Europe, the Middle East and Africa	3,910	4,059	7,969
Asia Pacific	3,697	4,642	8,339
Latin and Central America	59	237	296
Total revenue	$25,353	$16,277	$41,630

	Nine Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$63,533	$21,401	$84,934
Europe, the Middle East and Africa	10,611	12,631	23,242
Asia Pacific	10,867	16,187	27,054
Latin and Central America	177	470	647
Total revenue	$85,188	$50,689	$135,877

	Three Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$27,703	$6,916	$34,619
Europe, the Middle East and Africa	7,885	3,478	11,363
Asia Pacific	18,210	4,708	22,918
Latin and Central America	46	79	125
Total revenue	$53,844	$15,181	$69,025

	Nine Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
North America	$79,417	$20,810	$100,227
Europe, the Middle East and Africa	22,325	12,049	34,374
Asia Pacific	52,536	14,937	67,473
Latin and Central America	168	385	553
Total revenue	$154,446	$48,181	$202,627
Total revenue is attributed to geographic regions based on the bill-to location of the transaction. For all periods presented, the majority of our revenue was recognized at a point in time.
Restructuring Costs
Restructuring costs are comprised of severance and other employee-related costs, professional fees and other restructuring costs.
Employee separation costs principally consist of one-time termination benefits and other post-employment benefits. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee is required to provide future service as a condition to receiving the benefits, in which case the benefits are expensed over the future service period. Other post-employment benefits are expensed when the obligation is probable and the benefit amounts are estimable. Other costs associated with restructuring activities are expensed as they are incurred.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
In November 2020, following the completion of a series of organizational transactions (the “Organizational Transactions”), we became the sole managing member of Topco LLC. As of September 30, 2025, we held approximately 56.7% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 43.3% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of September 30, 2025. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
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
During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, MLSH 1 did not exchange any Paired Interests.
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (the “LLC Operating Agreement”). The LLC Operating Agreement includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. Cash distributions of $0.6 million for tax liabilities were made to MLSH 1 during the nine months ended September 30, 2024.
Segment Information
The Company operates in two reportable segments. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. Substantially all of our long-lived assets are located in the United States.
Accounts Receivable and Allowance for Credit Losses
The allowance for credit losses was approximately $1.0 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. Write-offs of accounts receivable and recoveries were not significant during the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 5 for the Company's financial assets and liabilities that are measured at fair value on a recurring basis.
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

The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2025	December 31, 2024
	2025	2024	2025	2024
Nacalai USA, Inc.	*	21.1%	*	19.5%	*	36.8%
____________________
*Less than 10%
For the three and nine months ended September 30, 2024, all of the revenue recorded for Nacalai USA, Inc. was generated by the Nucleic Acid Production segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company will adopt ASU 2023-09 in its consolidated financial statements for the year ending December 31, 2025. The adoption will result in increased disclosures in the notes to the consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU amends certain aspects of the accounting for and disclosure of software costs. ASU 2025-06 is effective for the Company for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU may be applied using any of the following transition approaches: (i) a prospective transition approach, (ii) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, and (iii) a retrospective transition approach. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
2.Acquisitions
Molecular Assemblies
On January 23, 2025, the Company completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) expanding TriLink Biotechnologies, LLC’s (“TriLink”) ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats (“CRISPR”) nucleic acid-based therapies. The acquisition will complement the Company’s product portfolio and manufacturing capabilities. The acquisition will vertically integrate the Company’s supply chain and expand its product offerings for inputs used in the development of therapeutics and vaccines.

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
For the nine months ended September 30, 2025, the Company incurred $0.7 million in transaction costs associated with the acquisition of assets from Molecular, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any such transaction costs during the three months ended September 30, 2025.
The acquisition date fair value of consideration transferred to acquire the assets from Molecular consisted of the following (in thousands):

Cash paid	$9,212
Consideration payable	2,000
Total consideration transferred	$11,212
Pursuant to the Molecular Assemblies Asset Purchase Agreement (the “Molecular APA”), the Company maintained an indemnity and adjustment holdback of $2.0 million for the purpose of providing security against any adjustments to the amounts at closing. The indemnity holdback period extended to the later of six months from the closing date or when Molecular met certain conditions, as defined in the Molecular APA, related to the wind down of Molecular. The indemnity holdback period expired during the three months ended September 30, 2025, and consequently, the $2.0 million holdback amount was fully paid to the Molecular sellers.
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
No proforma revenue or earnings information for the three and nine months ended September 30, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
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
For the nine months ended September 30, 2025, the Company incurred $0.5 million in transaction costs associated with the acquisition of Officinae, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any such transaction costs during the three months ended September 30, 2025.
The acquisition date fair value of consideration transferred to acquire Officinae consisted of the following (in thousands):

Cash paid	$9,930
Fair value of contingent consideration	4,800
Consideration payable	331
Total consideration transferred	$15,061
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. The acquisition date estimated fair value for the Milestone Consideration of $4.8 million was developed at a 100.0% probability of achievement and by discounting future net cash flows to their present value at a discount rate of 7.3%, which is a Level 3 input (see Note 5). The Earnout Considerations had no probability of achievement at the acquisition date and at September 30, 2025, the value was not measurable.
Upon closing of the acquisition, the Company deferred $0.3 million of the purchase price to cover potential working capital adjustments. During the second quarter of 2025, the $0.3 million deferred amount was paid to the sellers of Officinae.

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
No proforma revenue or earnings information for the three and nine months ended September 30, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.

3.Restructuring
In August 2025, the Company implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a planned reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”). The Company is implementing the remaining aspects of the 2025 Corporate Realignment Plan using a phased approach, with completion anticipated by the end of the third quarter of 2026.
The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows for the three and nine months ended September 30, 2025 (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Expense (Benefit)	Professional Fees	Total
Nucleic Acid Production	$3,001	$475	$313	$3,789
Biologics Safety Testing	24	—	4	28
Corporate	3,423	(21)	167	3,569
Total	$6,448	$454	$484	$7,386
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Stock-Based Compensation Expense	Professional Fees	Total
Balance as of December 31, 2024	$—	$—	$—	$—
Charges	6,448	454	484	7,386
Non-cash charges	—	(454)	—	(454)
Cash payments	(1,595)	—	—	(1,595)
Balance as of September 30, 2025	$4,853	$—	$484	$5,337
The Company expects to recognize an additional net benefit of $2.8 million primarily related to the forfeiture of stock awards upon the termination of certain impacted employees during the fourth quarter of 2025, of which $1.1 million relates to the Nucleic Acid Production segment and $1.7 million relates to unallocated corporate costs.
The Company is currently unable to estimate the costs associated with the planned reduction of its facilities. These costs may include, but are not limited to, losses on subleases, contract termination fees, asset impairments, losses on the sale or disposal of equipment or other long-lived assets, professional fees, and other costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional costs, which could be material, may be incurred as the Company implements and progresses through the phases of its restructuring plan.

4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the nine months ended September 30, 2025 (in thousands):

	Nucleic Acid Production (1)	Biologics Safety Testing (2)	Total
Balance as of December 31, 2024	$39,950	$119,928	$159,878
Acquisitions	12,207	—	12,207
Impairment	(42,884)	—	(42,884)
Foreign currency translation	228	—	228
Balance as of September 30, 2025	$9,501	$119,928	$129,429
____________________
(1)The Nucleic Acid Production segment had accumulated goodwill impairment of $209.0 million and $166.2 million as of September 30, 2025 and December 31, 2024, respectively.
(2)The Biologics Safety Testing segment had no accumulated goodwill impairment as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company had four reporting units, three of which are contained in the Nucleic Acid Production segment.
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
In connection with preparing its financial statements for the second quarter of 2025, the Company performed a qualitative goodwill impairment analysis on each of the three reporting units with goodwill balances. For two of the reporting units (the Cygnus reporting unit and the Glen reporting unit), the Company concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for these reporting units and no further testing was required. As a result, no goodwill impairment was recorded for these two reporting units. The Company performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during the Company’s forecast process. As of June 30, 2025, the Company’s long-term forecast reflected lower projected revenues within its Nucleic Acid Production business due to lower anticipated demand in enzyme products. The Company performed the impairment test using a combination of the income approach and the market approach to determine whether the fair value of the Alphazyme reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow model include, but are not limited to, discount rates, revenue, revenue growth rate assumptions (including terminal growth rates) and EBITDA margin. The selected discount rate was 19.5%, which was determined using a weighted average cost of capital specific to the Alphazyme reporting unit and other market and industry data. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they were supported by little or no market activity and reflected the Company’s own assumptions in measuring fair value. Based on its quantitative assessment, the Company concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, the Company recorded goodwill impairment of $30.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
Intangible Assets
In conjunction with the goodwill impairment tests performed in the first quarter of 2025 for TriLink and the second quarter of 2025 for Alphazyme, the Company also evaluated the recoverability of its long-lived assets (including finite-lived intangible assets). The Company performed the recoverability tests by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Based on the recoverability tests, it was determined that the carrying value of the asset groups did not exceed their respective current and expected future cash flows, on an undiscounted basis. No impairment for long-lived assets (including finite-lived intangible assets) was recorded as a result of these evaluations.
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)	(in years)
Trade Names	$7,800	$(7,246)	$554	3 - 10	1.3
Patents and Developed Technology (1)	333,441	(154,420)	179,021	10 - 14	7.4
Customer Relationships (1)	22,403	(16,102)	6,301	6 - 12	4.7
Total	$363,644	$(177,768)	$185,876		7.3

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,885)	$915	3 - 10	2.0
Patents and Developed Technology	321,149	(134,822)	186,327	10- 14	8.0
Customer Relationships	22,313	(14,598)	7,715	10 - 12	5.2
Total	$351,262	$(156,305)	$194,957		7.8
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
The Company recognized $6.6 million and $19.6 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The Company recognized $6.2 million and $18.7 million of amortization expense from intangible assets directly linked with revenue-generating activities within cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively.

Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.6 million and $1.9 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2025, respectively. Amortization expense for intangible assets that are not directly related to revenue-generating activities of $0.7 million and $2.0 million was recorded as selling, general and administrative expenses for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the estimated future amortization expense for finite-lived intangible assets was as follows (in thousands):

2025 (remaining three months)	$7,212
2026	28,621
2027	27,604
2028	27,385
2029	26,220
Thereafter	68,834
Total estimated amortization expense	$185,876
5.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of September 30, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$243,219	$—	$—	$243,219

		Fair Value Measurements as of December 31, 2024
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$321,985	$—	$—	$321,985
Interest rate cap	Prepaid expenses and other current assets	—	1,375	—	1,375
Total assets		$321,985	$1,375	$—	$323,360
Contingent Consideration
Alphazyme
In connection with the acquisition of Alphazyme, LLC (“Alphazyme”), which was completed in January 2023, the Company was initially required to make contingent payments to the sellers of Alphazyme of up to $75.0 million (the “Performance Payments”), subject to Alphazyme achieving certain revenue thresholds during each of the fiscal years 2023 through 2025. The preliminary fair value of the liability for the contingent consideration recognized upon the completion of the acquisition as part of the purchase accounting opening balance sheet was $5.3 million. The preliminary fair value of the contingent consideration was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The ultimate settlement of the contingent consideration could deviate from current estimates based on actual revenues. The contingent consideration consists of three Performance Payments for each of the three annual performance periods, with the first and second payments (to the extent earned) due in 2024 and 2025, respectively. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no Performance Payments were made to the sellers of Alphazyme for the first and second performance periods. As of September 30, 2025, the Company may be required to make Performance Payments to the sellers of Alphazyme of up to $25.0 million for the third performance period; however, based on Alphazyme’s current revenue expectations, no such payment is expected to be made.

This contingent consideration liability, which had no fair value as of September 30, 2025, is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded decreases of $0.2 million and $1.4 million, respectively, in the estimated fair value of contingent consideration. These decreases were due to changes in estimates associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme Securities Purchase Agreement.
Officinae
The Officinae SPA provided for the payment of the Milestone Consideration based upon the achievement of a certain integration milestone (see Note 2). This contingent consideration liability was considered to be a Level 3 financial liability that was remeasured each reporting period. Changes in fair value of contingent consideration were recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded increases of $0.1 million and $0.2 million, respectively, in the estimated fair value of contingent consideration due to changes in its present value. Payments not made soon after the acquisition date to settle a contingent consideration liability are classified as cash flows used in financing activities up to the amount of the contingent consideration liability recognized at the acquisition date. During the three months ended September 30, 2025, the Company determined the conditions for payment were satisfied and paid the Milestone Consideration amount of $5.0 million to the sellers of Officinae.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$—
Contingent consideration related to the acquisition of Officinae (see Note 2)	4,800
Change in estimated fair value of contingent consideration	200
Payment of contingent consideration	(5,000)
Balance as of September 30, 2025	$—
6.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$16,030	$16,974
Work-in-process	9,702	10,050
Finished goods	19,594	23,058
Total inventory	$45,326	$50,082

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Employee related	$12,550	$17,163
Accrued Alphazyme Retention Payments, current	8,421	—
Operating lease liabilities, current portion	8,141	7,481
Accrued restructuring costs (see Note 3)	5,337	—
Accrued interest payable	4,331	4,566
Professional services	2,428	2,233
Deferred revenue	1,731	2,375
Finance lease liabilities, current portion	920	792
Customer deposits	892	910
Accrued property and equipment	758	1,732
Sales and use tax liability	674	779
Other	1,953	1,543
Total accrued expenses and other current liabilities	$48,136	$39,574
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities, non-current	$35,652	$41,381
Deferred tax liabilities	1,846	11
Accrued Alphayzme Retention Payments, non-current	—	6,580
Acquisition related tax liability	—	4,082
Other	472	412
Total other long-term liabilities	$37,970	$52,466
7.Government Assistance
Cooperative Agreement
TriLink has a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Health and Human Services (“HHS”), to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”); however, the Cooperative Agreement is exclusively involved in Flanders I.
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
Pursuant to certain requirements, TriLink was awarded an amount equal to $38.8 million or 50% of the construction and validation costs currently budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through March 2035, which is the effective date of the Cooperative Agreement through the anticipated expiration of the 10-year conditional priority access period. Amounts reimbursed were subject to audit and may have been recaptured by the HHS in certain circumstances. During the third quarter of 2025, the audit was completed, and no reimbursements were recaptured by the HHS.
During the nine months ended September 30, 2025, the Company received $0.7 million of reimbursements under the Cooperative Agreement, with an equal offset recorded to property and equipment on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, the Company received $0.6 million and $5.4 million, respectively, of reimbursements under the Cooperative Agreement, with equal offsets recorded to property and equipment on the condensed consolidated balance sheets. By the end of the first quarter of 2025, the Company had utilized and received the full amount of the award.
8.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers to purchase products and services. These purchase obligations are enforceable, legally binding agreements and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $0.6 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. Amounts purchased under these obligations totaled $1.5 million and $5.0 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, future minimum commitments under these obligations totaled $0.6 million which relate to the three months ending December 31, 2025 and the year ending December 31, 2026.
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
On March 3, 2025, a purported stockholder filed a putative class action lawsuit against the Company and certain former officers of the Company in the United States District Court for the Southern District of California, captioned Nelson v. Maravai Lifesciences Holdings, Inc., et al. (the “Securities Class Action”). The Securities Class Action generally alleges that the defendants violated federal securities laws by making allegedly materially false or misleading statements about the Company’s business, operations, and prospects, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between August 7, 2024 and February 24, 2025. The Securities Class Action seeks, among other things, compensatory damages and attorneys’ fees and costs. On July 29, 2025, the lead plaintiff filed an amended complaint which Defendants moved to dismiss on September 29, 2025. The court has scheduled a hearing on the motion to dismiss for January 15, 2026.
On each of June 20, 2025, and July 16, 2025, separate purported stockholder derivative lawsuits were filed in the United States District Court for the Southern District of California for the benefit of the Company as the nominal defendant, captioned Mercer v. Martin, et al. and Husurianto v. Martin, et al., respectively (the “Derivative Actions”). The plaintiffs allege breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act by certain past and present officers and directors of the Company. The Derivative Actions seek, among other things, corporate governance reforms, restitution to be paid to the Company, and attorneys’ fees. The court consolidated and stayed the Derivative Actions until 14 days after a ruling on the motion to dismiss in the Securities Class Action.
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
As of September 30, 2025, the effective interest rate on the Term Loan was 7.33% per annum.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of September 30, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
As of September 30, 2025, unamortized debt issuance costs totaled $1.5 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of September 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of September 30, 2025.
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

The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Term Loan	$295,600	$299,680
Unamortized debt issuance costs	(2,779)	(3,748)
Total long-term debt	292,821	295,932
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$287,381	$290,492
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2025 (remaining three months)	$1,360
2026	5,440
2027	288,800
Total long-term debt	$295,600
10.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during each of the three and nine months ended September 30, 2025 and 2024.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,057)	$(172,455)	$(167,747)	$(213,555)
Less: loss attributable to common non-controlling interests	19,501	75,381	72,655	94,614
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(25,556)	$(97,074)	$(95,092)	$(118,941)

Weighted average Class A common shares outstanding	144,683	141,555	144,119	136,595

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.18)	$(0.68)	$(0.66)	$(0.87)
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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	3,571	1,870	3,284	2,233
Stock options	4,694	4,008	4,694	4,008
Shares estimated to be purchased under the employee stock purchase plan	1,542	286	1,326	197
Shares of Class B common stock	110,684	110,684	110,684	110,684
Total	120,491	116,848	119,988	117,122
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market and performance conditions as of September 30, 2025 and 2024, and therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 3.3 million as of September 30, 2025 and was an insignificant amount as of September 30, 2024. These share amounts were also excluded from the potentially dilutive securities in the table above.
11.Income Taxes
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
The following table summarizes the Company’s income tax (benefit) expense and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(45,149)	$(172,144)	$(171,965)	$(215,408)
Income tax (benefit) expense	$(92)	$311	$(4,218)	$(1,853)
Effective tax rate	0.2%	(0.2)%	2.5%	0.9%
The Company’s effective tax rate of 0.2% and 2.5% for the three and nine months ended September 30, 2025, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets and the release of a previous uncertain tax position due to statute expiration.
The Company’s effective tax rate of (0.2)% and 0.9% for the three and nine months ended September 30, 2024, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets and the release of a previous uncertain tax position due to statute expiration.
As of September 30, 2025 and December 31, 2024, the Company had $0.4 million and $3.6 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company does not expect to recognize a material change to unrecognized tax benefits in the next twelve months. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense (benefit), which was immaterial during each of the three and nine months ended September 30, 2025 and 2024.
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
During each of the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, Topco LLC did not pay any tax distributions to its unit holders. During the nine months ended September 30, 2024, Topco LLC paid tax distributions of $1.3 million to its unit holders, including $0.7 million to the Company.
As of September 30, 2025, no amounts for tax distributions had been accrued.
Recent Legislation
On July 4, 2025, a budget and reconciliation bill commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA includes significant provisions, such as the extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has evaluated the impact of the new tax law during the quarter. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the Company estimated the legislation will not have a material impact on its condensed consolidated financial statements for the quarter ended September 30, 2025. We will continue to evaluate the impact of the legislation on future periods.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2024. As of September 30, 2025, there was no current liability under the TRA.
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
As of September 30, 2025 and December 31, 2024, there were no liabilities outstanding under the TRA.
During the three and nine months ended September 30, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During each of the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement. During the nine months ended September 30, 2024, the Company made cash distributions of $0.6 million for tax liabilities to MLSH 1 under this agreement.

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
The following schedules include revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$25,353	$16,277	$41,630

Less:
Cost of revenue (1)	21,676	3,301
Selling and marketing (1)	5,032	746
General and administrative (1)	4,420	1,271
Research and development (1)	2,116	418
Other segment items (2)	24	—
Adjusted EBITDA	(7,915)	10,541	$2,626
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,209)
Depreciation			(5,975)
Interest expense			(6,844)
Interest income			2,797
Corporate costs, net of eliminations			(13,393)
Other adjustments:
Acquisition contingent consideration			(60)
Acquisition integration costs			(847)
Stock-based compensation			(9,056)
Executive leadership transition costs (3)			(17)
Property and equipment impairment			(7)
Restructuring costs (4)			(6,932)
Other			(232)
Loss before income taxes			(45,149)
Income tax benefit			92
Net loss			$(45,057)

	Nine Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$85,188	$50,689	$135,877

Less:
Cost of revenue (1)	70,905	9,104
Selling and marketing (1)	17,167	2,321
General and administrative (1)	14,114	3,670
Research and development (1)	7,110	1,519
Other segment items (2)	(23)	3
Adjusted EBITDA	(24,085)	34,072	$9,987
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(21,439)
Depreciation			(17,625)
Interest expense			(20,437)
Interest income			9,052
Corporate costs, net of eliminations			(41,713)
Other adjustments:
Acquisition contingent consideration			(200)
Acquisition integration costs			(2,445)
Stock-based compensation			(26,248)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,024)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,059)
Restructuring costs (4)			(6,932)
Other			(2,646)
Loss before income taxes			(171,965)
Income tax benefit			4,218
Net loss			$(167,747)

	Three Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$53,844	$15,181	$69,025

Less:
Cost of revenue (1)	22,891	2,346
Selling and marketing (1)	4,745	806
General and administrative (1)	4,818	747
Research and development (1)	2,366	427
Other segment items (2)	(6)	1
Adjusted EBITDA	19,030	10,854	$29,884
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,891)
Depreciation			(5,044)
Interest expense			(13,634)
Interest income			7,071
Corporate costs, net of eliminations			(13,645)
Other adjustments:
Acquisition contingent consideration			178
Acquisition integration costs			(919)
Stock-based compensation			(13,050)
Merger and acquisition related expenses			(833)
Acquisition related tax adjustment			67
Goodwill impairment			(154,239)
Restructuring costs (4)			10
Other			(1,099)
Loss before income taxes			(172,144)
Income tax expense			(311)
Net loss			$(172,455)

	Nine Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$154,446	$48,181	$202,627

Less:
Cost of revenue (1)	71,369	7,202
Selling and marketing (1)	14,866	2,185
General and administrative (1)	14,145	3,182
Research and development (1)	7,487	1,465
Other segment items (2)	8	2
Adjusted EBITDA	46,571	34,145	$80,716
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(20,629)
Depreciation			(15,386)
Interest expense			(36,437)
Interest income			21,367
Corporate costs, net of eliminations			(43,693)
Other adjustments:
Acquisition contingent consideration			1,373
Acquisition integration costs			(4,641)
Stock-based compensation			(38,870)
Merger and acquisition related expenses			(863)
Acquisition related tax adjustment			(2,374)
Goodwill impairment			(154,239)
Restructuring costs (4)			(1)
Other			(1,731)
Loss before income taxes			(215,408)
Income tax benefit			1,853
Net loss			$(213,555)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized losses (gains) on foreign exchange transactions.
(3)For the nine months ended September 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item. For the three months ended September 30, 2025, there was no such stock-based compensation benefit amount.
(4)For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three months ended September 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with prior restructuring actions included in the stock based-compensation line item. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with prior restructuring actions is included in the stock-based compensation line item.
There was no intersegment revenue during the three and nine months ended September 30, 2025 and 2024.
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
Overview
We are a leading life sciences company providing critical products to enable the development of drug therapies, diagnostics, novel vaccines and support research on human diseases. Our customers include the top global biopharmaceutical companies ranked by research and development expenditures according to industry experts, and many other emerging biopharmaceutical and life sciences research companies, as well as leading academic research institutions and in vitro diagnostics companies. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for diagnostic and therapeutic applications, and immunoassay, qPCR and mass spectrometry-based products and services to detect impurities during the production of biopharmaceutical products.
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
As of September 30, 2025, we employed a team of over 550 full-time employees, approximately 29% of whom have advanced degrees. As of November 4, 2025, following the substantial completion of a reduction in force (as described under “2025 Corporate Realignment Plan” below), we had approximately 440 employees, approximately 26% of whom have advanced degrees.
We primarily utilize a direct sales model for our sales to our customers in North America. Our international sales, primarily in Europe and Asia Pacific, are through a combination of third-party distributors as well as via a direct sales model. The percentage of our total revenue derived from customers in North America was 60.1% and 62.5% for the three and nine months ended September 30, 2025, respectively. The percentage of our total revenue derived from customers in North America was 50.2% and 49.5% for the three and nine months ended September 30, 2024, respectively.
We generated revenue of $41.6 million and $135.9 million for the three and nine months ended September 30, 2025, respectively, and $69.0 million and $202.6 million for the three and nine months ended September 30, 2024, respectively.
Total revenue by segment was $25.4 million in Nucleic Acid Production and $16.3 million in Biologics Safety Testing for the three months ended September 30, 2025, compared to $53.8 million and $15.2 million, respectively, for the three months ended September 30, 2024. Revenue for the three months ended September 30, 2024, included $18.2 million in sales for high-volume CleanCap for commercialized vaccine programs that did not recur in the three months ended September 30, 2025.
Total revenue by segment was $85.2 million in Nucleic Acid Production and $50.7 million in Biologics Safety Testing for the nine months ended September 30, 2025, compared to $154.4 million and $48.2 million, respectively, for the nine months ended September 30, 2024. Revenue for the nine months ended September 30, 2024, included $51.6 million in sales for high-volume CleanCap for commercialized vaccine programs that did not recur in the nine months ended September 30, 2025.

We focus a substantial portion of our resources on supporting our core business segments. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with both existing and new customers and distributors. Our management team has experience working with biopharmaceutical, vaccine, diagnostics and cell and gene therapy companies as well as academic and research scientists. We also intend to continue making disciplined investments in our overall infrastructure and business segments to support our growth. We incurred aggregate selling, general and administrative expenses of $35.4 million and $113.5 million for the three and nine months ended September 30, 2025, respectively, and $39.1 million and $120.5 million for the three and nine months ended September 30, 2024, respectively.
Our research and development efforts are geared towards meeting our customers’ needs. We incurred research and development expenses of $3.8 million and $13.6 million for the three and nine months ended September 30, 2025, respectively, and $4.7 million and $14.7 million for the three and nine months ended September 30, 2024, respectively. We intend to continue to invest in research and development and new products and technologies to support our customers’ needs for the foreseeable future.
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
Executive Leadership Transition
On June 8, 2025, our Board of Directors (the “Board”) appointed Bernd Brust as the Company’s Chief Executive Officer and on June 22, 2025, the Board appointed Rajesh Asarpota as the Company’s Chief Financial Officer (these appointments are collectively referred to herein as the “Executive Leadership Transition”).
2025 Corporate Realignment Plan
Following the Executive Leadership Transition, we began conducting a comprehensive strategic review of our business operations and resource requirements. In August 2025, we implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a planned reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the WARN Act. The Company is implementing the remaining aspects of the 2025 Corporate Realignment Plan using a phased approach, with completion anticipated by the end of the third quarter of 2026.
During the three and nine months ended September 30, 2025, we incurred restructuring costs of $7.4 million, primarily related to severance, other employee-related costs, and professional fees. We expect to recognize an additional net benefit totaling $2.8 million during the fourth quarter of 2025 relating to stock award forfeitures associated with employee terminations.
We expect the 2025 Corporate Realignment Plan to lower our annualized expenses by more than $50.0 million, through reductions in headcount and non-headcount-related expenses.
We are currently unable to estimate the costs associated with the planned reduction of our facilities. These costs may include, but are not limited to, losses on subleases, contract termination fees, asset impairments, losses on the sale or disposal of equipment or other long-lived assets, professional fees and other costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional costs, which could be material, may be incurred as we implement and progress through the phases of our restructuring plan.
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
In connection with preparing our financial statements for the second quarter of 2025, we performed a qualitative goodwill impairment analysis on each of our three reporting units with goodwill balances. For two of the reporting units, we concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for these reporting units and no further testing was required. As a result, no goodwill impairment was recorded for these two reporting units. We performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during our forecast process. As of June 30, 2025, our long-term forecast reflected lower projected revenues within our Nucleic Acid Production business due to lower anticipated demand in enzyme products. Based on our interim quantitative impairment assessment, we concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $30.4 million on the condensed consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Trends and Uncertainties
Prior to 2025, high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs substantially contributed to our results of operations and cash flows. We estimate that revenue from high-volume sales of CleanCap for commercial phase vaccine programs represented approximately 26.4%, 25.5% and 25.4% of our total revenues for the three months ended September 30, 2024, nine months ended September 30, 2024, and year ended December 31, 2024, respectively. We generated no revenue from high-volume orders of CleanCap for commercial phase vaccine programs during the three and nine months ended September 30, 2025, and we do not expect to generate revenue from any such orders during the remainder of 2025, which will have the effect of significantly decreasing our revenue, profitability and cash flows in 2025 when compared to prior year periods.
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
When warranted, we evaluate the recoverability of our long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. Our estimates of the fair values of our long-lived assets as of September 30, 2025 exceeded their carrying values and therefore no impairment was recognized. Nonetheless, given the reduction in cash flows explained above, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $41.6 million and $135.9 million for the three and nine months ended September 30, 2025, respectively, and $69.0 million and $202.6 million for the three and nine months ended September 30, 2024, respectively, through the following segments: (i) Nucleic Acid Production and (ii) Biologics Safety Testing.

Nucleic Acid Production Segment
Our Nucleic Acid Production segment focuses on the manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. This segment also provides research products for oligonucleotide synthesis, modification, labeling and purification.
Biologics Safety Testing Segment
Our Biologics Safety Testing segment focuses on the manufacturing and sale of biologics safety and impurity tests and assay development services that are utilized by our customers in their biologic drug manufacturing activities.
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, inventory write-downs, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs. Costs of services were not material for the three and nine months ended September 30, 2025 and 2024.
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
We expect that our selling, general and administrative expenses will decrease in future periods, as a result of the implementation of the 2025 Corporate Realignment Plan.
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
We expect our research and development costs will decrease in future periods, as a result of the implementation of the 2025 Corporate Realignment Plan.
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
Restructuring
Restructuring costs primarily consist of severance, other employee-related costs, and professional fees.

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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of September 30, 2025, we held approximately 56.7% of the outstanding LLC Units, and MLSH 1 held approximately 43.3% of the outstanding LLC Units.
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

	Three Months Ended September 30,
	2025	2024	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$41,630	$69,025	(39.7)%
Cost of revenue (1)	35,975	36,791	(2.2)%
Gross profit	5,655	32,234	(82.5)%

Operating expenses:
Selling, general and administrative (1)	35,396	39,087	(9.4)%
Research and development (1)	3,844	4,704	(18.3)%
Change in estimated fair value of contingent consideration	60	(178)	(133.7)%
Goodwill impairment	—	154,239	*
Restructuring (1)	7,386	(4)	*
Total operating expenses	46,686	197,848	(76.4)%
Loss from operations	(41,031)	(165,614)	(75.2)%
Other expense, net	(4,118)	(6,530)	(36.9)%
Loss before income taxes	(45,149)	(172,144)	(73.8)%
Income tax (benefit) expense	(92)	311	(129.6)%
Net loss	(45,057)	(172,455)	(73.9)%
Net loss attributable to non-controlling interests	(19,501)	(75,381)	(74.1)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(25,556)	$(97,074)	(73.7)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.18)	$(0.68)
Weighted average number of Class A common shares outstanding, basic and diluted	144,683	141,555

Adjusted EBITDA (Non-GAAP financial measure)	$(10,767)	$16,239

	Nine Months Ended September 30,
	2025	2024	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$135,877	$202,627	(32.9)%
Cost of revenue (1)	114,729	113,708	0.9%
Gross profit	21,148	88,919	(76.2)%

Operating expenses:
Selling, general and administrative (1)	113,535	120,528	(5.8)%
Research and development (1)	13,614	14,660	(7.1)%
Change in estimated fair value of contingent consideration	200	(1,373)	(114.6)%
Goodwill impairment	42,884	154,239	(72.2)%
Restructuring (1)	7,386	(1,220)	*
Total operating expenses	177,619	286,834	(38.1)%
Loss from operations	(156,471)	(197,915)	(20.9)%
Other expense, net	(15,494)	(17,493)	(11.4)%
Loss before income taxes	(171,965)	(215,408)	(20.2)%
Income tax benefit	(4,218)	(1,853)	127.6%
Net loss	(167,747)	(213,555)	(21.5)%
Net loss attributable to non-controlling interests	(72,655)	(94,614)	(23.2)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(95,092)	$(118,941)	(20.1)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.66)	$(0.87)
Weighted average number of Class A common shares outstanding, basic and diluted	144,119	136,595

Adjusted EBITDA (Non-GAAP financial measure)	$(31,726)	$37,023
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	Year-Over-Year Change
Cost of revenue	$1,629	$2,470	(34.0)%
Selling, general and administrative	6,196	9,294	(33.3)%
Research and development	777	1,280	(39.3)%
Restructuring	454	6	7466.7%
Total stock-based compensation expense	$9,056	$13,050	(30.6)%

	Nine Months Ended September 30,
	2025	2024	Year-Over-Year Change
Cost of revenue	$5,518	$7,801	(29.3)%
Selling, general and administrative	17,039	28,594	(40.4)%
Research and development	3,237	3,696	(12.4)%
Restructuring	454	(1,221)	(137.2)%
Total stock-based compensation expense	$26,248	$38,870	(32.5)%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Nucleic Acid Production	$25,353	$53,844	(52.9)%	60.9%	78.0%
Biologics Safety Testing	16,277	15,181	7.2%	39.1%	22.0%
Total revenue	$41,630	$69,025	(39.7)%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Nucleic Acid Production	$85,188	$154,446	(44.8)%	62.7%	76.2%
Biologics Safety Testing	50,689	48,181	5.2%	37.3%	23.8%
Total revenue	$135,877	$202,627	(32.9)%	100.0%	100.0%
Comparison of Three Months Ended September 30, 2025 and 2024
Total revenue was $41.6 million for the three months ended September 30, 2025 compared to $69.0 million for the three months ended September 30, 2024, representing a decrease of $27.4 million, or 39.7%.
Nucleic Acid Production revenue decreased from $53.8 million for the three months ended September 30, 2024 to $25.4 million for the three months ended September 30, 2025, representing a decrease of $28.5 million, or 52.9%. The decrease in Nucleic Acid Production revenue was primarily driven by a lack of high-volume CleanCap orders for commercial phase vaccine programs. Excluding revenue from high-volume CleanCap, revenue was down 28.8% year-over-year due to large GMP orders in the third quarter of 2024 not recurring in the third quarter of 2025, and lower discovery revenue driven by a softer research and development funding and purchasing environment.
Biologics Safety Testing revenue increased from $15.2 million for the three months ended September 30, 2024 to $16.3 million for the three months ended September 30, 2025, representing an increase of $1.1 million, or 7.2%. The increase in Biologics Safety Testing revenue was driven by strength in nearly all product lines.
Comparison of Nine Months Ended September 30, 2025 and 2024
Total revenue was $135.9 million for the nine months ended September 30, 2025 compared to $202.6 million for the nine months ended September 30, 2024, representing a decrease of $66.8 million, or 32.9%.
Nucleic Acid Production revenue decreased from $154.4 million for the nine months ended September 30, 2024 to $85.2 million for the nine months ended September 30, 2025, representing a decrease of $69.3 million, or 44.8%. The decrease in Nucleic Acid Production revenue was primarily driven by a lack of high-volume CleanCap orders for commercial phase vaccine programs. Excluding revenue from high-volume CleanCap, revenue was down 17.2% year-over-year due to lower demand for discovery and GMP consumable products.
Biologics Safety Testing revenue increased from $48.2 million for the nine months ended September 30, 2024 to $50.7 million for the nine months ended September 30, 2025, representing an increase of $2.5 million, or 5.2%. The increase in Biologics Safety Testing revenue was primarily driven by strength in HCP qualification services and increased demand for MockV viral clearance kits.

Gross Profit
Gross profit was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Revenue	$41,630	$69,025	(39.7)%	100.0%	100.0%
Cost of revenue	35,975	36,791	(2.2)%	86.4%	53.3%
Gross profit	$5,655	$32,234	(82.5)%	13.6%	46.7%

	Nine Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Revenue	$135,877	$202,627	(32.9)%	100.0%	100.0%
Cost of revenue	114,729	113,708	0.9%	84.4%	56.1%
Gross profit	$21,148	$88,919	(76.2)%	15.6%	43.9%
Comparison of Three Months Ended September 30, 2025 and 2024
Cost of revenue decreased by $0.8 million from $36.8 million for the three months ended September 30, 2024 to $36.0 million for the three months ended September 30, 2025, or 2.2%. The decrease was primarily driven by a $2.0 million decrease in direct product costs, partially offset by a $0.9 million increase in depreciation expense driven by an increase in assets placed in service during the year.
Gross profit margin decreased by 3,310 basis points from 46.7% for the three months ended September 30, 2024 to 13.6% for the three months ended September 30, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to higher fixed facility costs, supplies and materials, and depreciation expense as a percentage of sales.
Comparison of Nine Months Ended September 30, 2025 and 2024
Cost of revenue increased by $1.0 million from $113.7 million for the nine months ended September 30, 2024 to $114.7 million for the nine months ended September 30, 2025, or 0.9%. The increase was primarily driven by a $2.9 million increase in facility costs and a $2.6 million increase in excess and obsolete inventory reserve for excess raw materials and yield losses. These were partially offset by a decrease of $2.3 million in stock-based compensation expense and a decrease of $2.0 million in professional service fees.
Gross profit margin decreased by 2,830 basis points from 43.9% for the nine months ended September 30, 2024 to 15.6% for the nine months ended September 30, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to the increase in excess and obsolete inventory reserve, higher fixed facility costs, and depreciation expense as a percentage of sales.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Selling, general and administrative	$35,396	$39,087	(9.4)%	85.0%	56.6%
Research and development	3,844	4,704	(18.3)%	9.2%	6.8%
Change in estimated fair value of contingent consideration	60	(178)	(133.7)%	0.1%	(0.3)%
Goodwill impairment	—	154,239	*	—%	223.5%
Restructuring	7,386	(4)	*	17.8%	(0.0)%
Total operating expenses	$46,686	$197,848	(76.4)%	112.1%	286.6%

	Nine Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Selling, general and administrative	$113,535	$120,528	(5.8)%	83.6%	59.6%
Research and development	13,614	14,660	(7.1)%	10.0%	7.2%
Change in estimated fair value of contingent consideration	200	(1,373)	(114.6)%	0.1%	(0.7)%
Goodwill impairment	42,884	154,239	(72.2)%	31.6%	76.1%
Restructuring	7,386	(1,220)	*	5.4%	(0.6)%
Total operating expenses	$177,619	$286,834	(38.1)%	130.7%	141.6%
____________________
*Not meaningful
Selling, General and Administrative
Comparison of Three Months Ended September 30, 2025 and 2024
Selling, general and administrative expenses decreased by $3.7 million from $39.1 million for the three months ended September 30, 2024 to $35.4 million for the three months ended September 30, 2025, or 9.4%. The decrease was primarily due to a decrease of $3.1 million in stock-based compensation expense driven by terminated employees and their related forfeitures. There was also a decrease of $0.9 million in personnel expenses primarily due to decreases in salaries and travel. These were partially offset by an increase of $0.7 million in professional service fees.
Comparison of Nine Months Ended September 30, 2025 and 2024
Selling, general and administrative expenses decreased by $7.0 million from $120.5 million for the nine months ended September 30, 2024 to $113.5 million for nine months ended September 30, 2025, or 5.8%. The decrease was primarily due to a decrease of $11.6 million in stock-based compensation expense driven by terminated employees and their related forfeitures, including those in connection with the Executive Leadership Transition. This was partially offset by an increase of $4.7 million in professional service fees primarily for legal and consulting services.
Research and Development
Comparison of Three Months Ended September 30, 2025 and 2024
Research and development expenses decreased by $0.9 million from $4.7 million for the three months ended September 30, 2024 to $3.8 million for the three months ended September 30, 2025, or 18.3%. The decrease was primarily driven by a decrease of $0.5 million in stock-based compensation expense due to forfeitures by terminated employees and a decrease of $0.4 million in professional service fees primarily for prior year contract services related to research and development projects.
Comparison of Nine Months Ended September 30, 2025 and 2024
Research and development expenses decreased by $1.0 million from $14.7 million for the nine months ended September 30, 2024 to $13.6 million for the nine months ended September 30, 2025, or 7.1%. The decrease was primarily driven by a decrease of $1.1 million in professional service fees primarily for contract services related to research and development studies.
Change in Estimated Fair Value of Contingent Consideration
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
The change in estimated fair value of contingent consideration was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, due to slight increases in estimated fair value of the liability for the contingent payment associated with the acquisition of Officinae.
The change in estimated fair value of contingent consideration was $0.2 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, due to decreases in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.

Goodwill Impairment
Comparison of Three Months Ended September 30, 2025 and 2024
During the three months ended September 30, 2024, we recorded goodwill impairment of $154.2 million for the TriLink reporting unit within our Nucleic Acid Production segment. During the three months ended September 30, 2025, no goodwill impairment was recorded.
Comparison of Nine Months Ended September 30, 2025 and 2024
During the nine months ended September 30, 2025, we recorded total goodwill impairment of $42.9 million for the TriLink and Alphazyme reporting units within our Nucleic Acid Production segment. During the nine months ended September 30, 2024, we recorded goodwill impairment of $154.2 million for the TriLink reporting unit within our Nucleic Acid Production segment.
See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Restructuring
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Restructuring costs for the three and nine months ended September 30, 2025 relate to the 2025 Corporate Realignment Plan. These costs include severance and other employee-related costs of $6.4 million, stock-based compensation expense of $0.5 million, and professional fees of $0.5 million.
Restructuring costs (benefit) for the three and nine months ended September 30, 2024 relate to a prior restructuring plan, which was implemented in November 2023 (the “2023 Cost Realignment Plan”). These consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Interest expense	$(6,844)	$(13,634)	(49.8)%	(16.4)%	(19.7)%
Interest income	2,797	7,071	(60.4)%	6.7%	10.2%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(39)	*	—%	(0.1)%
Other (expense) income	(71)	72	(198.6)%	(0.2)%	0.1%
Total other expense	$(4,118)	$(6,530)	(36.9)%	(9.9)%	(9.5)%

	Nine Months Ended September 30,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Interest expense	$(20,437)	$(36,437)	(43.9)%	(15.0)%	(18.0)%
Interest income	9,052	21,367	(57.6)%	6.6%	10.6%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(39)	*	—%	(0.0)%
Other expense	(4,109)	(2,384)	72.4%	(3.0)%	(1.2)%
Total other expense	$(15,494)	$(17,493)	(11.4)%	(11.4)%	(8.6)%
____________________
*Not meaningful
Comparison of Three Months Ended September 30, 2025 and 2024
Other expense was $6.5 million for the three months ended September 30, 2024 compared to $4.1 million for the three months ended September 30, 2025, representing a decrease of $2.4 million, or 36.9%. The $6.8 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was partially offset by a $4.3 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment.
Comparison of Nine Months Ended September 30, 2025 and 2024
Other expense was $17.5 million for the nine months ended September 30, 2024 compared to $15.5 million for the nine months ended September 30, 2025, representing a decrease of $2.0 million, or 11.4%. The $16.0 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was offset by a $12.3 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment. The decrease was also partially offset by $1.7 million relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
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
We do not allocate assets to our reportable segments as they are not included in the review performed by our CODM for purposes of assessing segment performance and allocating resources.
As of September 30, 2025, substantially all of our long-lived assets were located within the United States.

The following schedules include revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$25,353	$16,277	$41,630

Less:
Cost of revenue (1)	21,676	3,301
Selling and marketing (1)	5,032	746
General and administrative (1)	4,420	1,271
Research and development (1)	2,116	418
Other segment items (2)	24	—
Adjusted EBITDA	(7,915)	10,541	$2,626
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(7,209)
Depreciation			(5,975)
Interest expense			(6,844)
Interest income			2,797
Corporate costs, net of eliminations			(13,393)
Other adjustments:
Acquisition contingent consideration			(60)
Acquisition integration costs			(847)
Stock-based compensation			(9,056)
Executive leadership transition costs (3)			(17)
Property and equipment impairment			(7)
Restructuring costs (4)			(6,932)
Other			(232)
Loss before income taxes			(45,149)
Income tax benefit			92
Net loss			$(45,057)

	Nine Months Ended September 30, 2025
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$85,188	$50,689	$135,877

Less:
Cost of revenue (1)	70,905	9,104
Selling and marketing (1)	17,167	2,321
General and administrative (1)	14,114	3,670
Research and development (1)	7,110	1,519
Other segment items (2)	(23)	3
Adjusted EBITDA	(24,085)	34,072	$9,987
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(21,439)
Depreciation			(17,625)
Interest expense			(20,437)
Interest income			9,052
Corporate costs, net of eliminations			(41,713)
Other adjustments:
Acquisition contingent consideration			(200)
Acquisition integration costs			(2,445)
Stock-based compensation			(26,248)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,024)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,059)
Restructuring costs (4)			(6,932)
Other			(2,646)
Loss before income taxes			(171,965)
Income tax benefit			4,218
Net loss			$(167,747)

	Three Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$53,844	$15,181	$69,025

Less:
Cost of revenue (1)	22,891	2,346
Selling and marketing (1)	4,745	806
General and administrative (1)	4,818	747
Research and development (1)	2,366	427
Other segment items (2)	(6)	1
Adjusted EBITDA	19,030	10,854	$29,884
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(6,891)
Depreciation			(5,044)
Interest expense			(13,634)
Interest income			7,071
Corporate costs, net of eliminations			(13,645)
Other adjustments:
Acquisition contingent consideration			178
Acquisition integration costs			(919)
Stock-based compensation			(13,050)
Merger and acquisition related expenses			(833)
Acquisition related tax adjustment			67
Goodwill impairment			(154,239)
Restructuring costs (4)			10
Other			(1,099)
Loss before income taxes			(172,144)
Income tax expense			(311)
Net loss			$(172,455)

	Nine Months Ended September 30, 2024
	Nucleic Acid Production	Biologics Safety Testing	Total
Revenue	$154,446	$48,181	$202,627

Less:
Cost of revenue (1)	71,369	7,202
Selling and marketing (1)	14,866	2,185
General and administrative (1)	14,145	3,182
Research and development (1)	7,487	1,465
Other segment items (2)	8	2
Adjusted EBITDA	46,571	34,145	$80,716
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Amortization			(20,629)
Depreciation			(15,386)
Interest expense			(36,437)
Interest income			21,367
Corporate costs, net of eliminations			(43,693)
Other adjustments:
Acquisition contingent consideration			1,373
Acquisition integration costs			(4,641)
Stock-based compensation			(38,870)
Merger and acquisition related expenses			(863)
Acquisition related tax adjustment			(2,374)
Goodwill impairment			(154,239)
Restructuring costs (4)			(1)
Other			(1,731)
Loss before income taxes			(215,408)
Income tax expense			1,853
Net loss			$(213,555)
___________________
(1)Expenses are adjusted to remove the impact of certain items that management believes do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized losses (gains) on foreign exchange transactions.
(3)For the nine months ended September 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item. For the three months ended September 30, 2025, there was no such stock-based compensation benefit amount.
(4)For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three months ended September 30, 2024, there was an immaterial amount of stock-based compensation expense in connection with the 2023 Cost Realignment Plan included in the stock based-compensation line item. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the 2023 Cost Realignment Plan is included in the stock-based compensation line item.
There was no intersegment revenue during the three and nine months ended September 30, 2025 and 2024.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,057)	$(172,455)	$(167,747)	$(213,555)
Add:
Amortization	7,209	6,891	21,439	20,629
Depreciation	5,975	5,044	17,625	15,386
Interest expense	6,844	13,634	20,437	36,437
Interest income	(2,797)	(7,071)	(9,052)	(21,367)
Income tax (benefit) expense	(92)	311	(4,218)	(1,853)
EBITDA	(27,918)	(153,646)	(121,516)	(164,323)
Acquisition contingent consideration (1)	60	(178)	200	(1,373)
Acquisition integration costs (2)	847	919	2,445	4,641
Stock-based compensation (3)	9,056	13,050	26,248	38,870
Merger and acquisition related expenses (4)	—	833	1,270	863
Acquisition related tax adjustment (5)	—	(67)	4,082	2,374
Executive leadership transition costs (6)	17	—	2,024	—
Goodwill impairment (7)	—	154,239	42,884	154,239
Property and equipment impairment (8)	7	—	1,059	—
Restructuring costs (9)	6,932	(10)	6,932	1
Other (10)	232	1,099	2,646	1,731
Adjusted EBITDA	$(10,767)	$16,239	$(31,726)	$37,023
____________________
(1)Refers to the change in the estimated fair value of contingent consideration related to completed acquisitions.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of the Company’s acquisition of MyChem and Alphazyme, which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continue to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continue to be employed by TriLink. The Company considers the payment of these retention payments as probable and is recognizing compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $0.7 million (Alphazyme) and $2.2 million (Alphazyme) for the three and nine months ended September 30, 2025, respectively. Retention payment expenses were $0.8 million (Alphazyme) and $4.3 million (MyChem $1.8 million; Alphazyme $2.5 million) for the three and nine months ended September 30, 2024, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. The remaining retention accrual for Alphazyme is $0.7 million, expected to be accrued through December 31, 2025, with payments expected to be made in the first quarter of 2026. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of September 30, 2025.
(3)Refers to non-cash expense associated with stock-based compensation.
(4)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(5)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(6)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For the nine months ended September 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item. For the three months ended September 30, 2025, there was no such stock-based compensation benefit amount.

(7)Refers to goodwill impairment recorded for our Nucleic Acid Production segment.
(8)Refers to non-cash charges to write-down surplus laboratory equipment to estimated fair value, less costs to sell.
(9)Refers to restructuring costs (benefit) associated with the 2025 Corporate Realignment Plan and the 2023 Cost Realignment Plan. For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the nine months ended September 30, 2024, stock-based compensation benefit of $1.2 million related to forfeited stock awards in connection with the 2023 Cost Realignment Plan is included in the stock-based compensation line item. For the three months ended September 30, 2024, such stock-based compensation expense amount was immaterial.
(10)For the three and nine months ended September 30, 2025, refers to severance payments, inventory step-up charges in connection with the acquisition of Alphazyme, legal costs, and other non-recurring costs that are deemed to be outside of the ordinary course of business. For the nine months ended September 30, 2024, refers to loss on abandoned projects, severance payments, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of September 30, 2025, investment entities affiliated with GTCR collectively controlled approximately 51% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We made cash distributions of $0.6 million during the nine months ended September 30, 2024 for tax liabilities to MLSH 1, which is controlled by investment entities affiliated with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. We did not make any such cash distributions during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of September 30, 2025, there was no current liability outstanding under the TRA.
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
During the three months ended September 30, 2025 and 2024, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.

Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of September 30, 2025, we had cash and cash equivalents of $243.6 million and retained earnings of $45.8 million.
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
We plan to utilize our existing cash on hand primarily to fund our commercial and marketing activities associated with our products and services, and continued research and development initiatives. We believe our cash on hand and continued access to our credit facilities will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
We expect to make cash payments of approximately $5.3 million using existing cash on hand, primarily through the first half of 2026, for restructuring costs associated with the 2025 Corporate Realignment Plan.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. We made cash distributions of $0.6 million during the nine months ended September 30, 2024 for tax liabilities to MLSH 1 under the LLC Operating Agreement.
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
As of September 30, 2025, the effective interest rate on the Term Loan was 7.33% per annum. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of September 30, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs, based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of September 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of September 30, 2025.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units.
As of September 30, 2025, we did not have a current liability outstanding under the TRA. This determination was based on our taxable income for the year ended December 31, 2024. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we have transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the TRA.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(34,805)	$22,103
Investing activities	(29,291)	(19,385)
Financing activities	(14,683)	477
Effects of exchange rate changes on cash	(46)	—
Net (decrease) increase in cash and cash equivalents	$(78,825)	$3,195
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $34.8 million, which was primarily attributable to a net loss of $167.7 million. This was partially offset by non-cash depreciation and amortization of $39.1 million, non-cash amortization of operating lease right-of-use assets of $6.7 million, non-cash amortization of deferred financing costs of $1.3 million, non-cash stock-based compensation of $26.2 million, non-cash goodwill impairment of $42.9 million, non-cash acquisition related tax adjustment of $4.1 million, and a net cash inflow from the change in our operating assets and liabilities of $11.4 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $29.3 million, which was primarily comprised of net cash consideration paid for the acquisition of assets from Molecular of $8.9 million, acquisition of Officinae of $10.1 million, and cash outflows of $11.0 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $0.7 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $14.7 million, which was primarily attributable to $4.8 million paid to the sellers of Officinae for the Milestone Consideration, the $2.0 million holdback amount paid to the Molecular sellers, $4.6 million of tax payments related to shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $4.1 million of principal repayments of long-term debt, and $0.6 million of payments of finance lease liabilities. These were partially offset by proceeds from the interest rate cap agreement of $1.4 million.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; and (ii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the nine months ended September 30, 2025 totaled $10.3 million, which is net of government funding under the Cooperative Agreement of $0.7 million. Capital expenditures for the year ending December 31, 2025 are projected to be in the range of $13.5 million to $16.0 million, which primarily relates to the expansion of our enzyme manufacturing capabilities.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$49,594	$10,941	$18,070	$16,510	$4,073
Finance leases (2)	28,638	3,504	7,326	7,772	10,036
Debt obligations (3)	295,600	5,440	290,160	—	—
Unconditional purchase obligations (4)	565	521	44	—	—
Total	$374,397	$20,406	$315,600	$24,282	$14,109
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
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs, based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of September 30, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
In connection with our acquisition of Alphazyme, which was completed in January 2023, we were initially required to make contingent payments of up to $75.0 million to the sellers of Alphazyme dependent upon Alphazyme meeting or exceeding defined revenue targets during each of the fiscal years 2023 through 2025. For the first and second performance periods which ended on December 31, 2023 and 2024, respectively, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme. As of September 30, 2025, we may be required to make contingent payments to the sellers of Alphazyme of up to $25.0 million for the remaining performance period. We may also be required to make certain retention payments of $9.3 million, of which $8.4 million is accrued as of September 30, 2025, to its sellers and certain employees as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. We cannot, at this time, determine when or if the related targets will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Goodwill
In connection with preparing our financial statements for the second quarter of 2025, we performed a qualitative goodwill impairment test on the Alphazyme reporting unit in response to impairment indicators identified during our forecast process. As of the second quarter of 2025, our long-term forecast reflected lower projected revenues within our Nucleic Acid Production business due to lower anticipated demand in enzyme products. As a result, we performed a quantitative goodwill impairment test and compared the Alphazyme reporting unit’s fair value to its respective carrying value to determine whether goodwill was impaired. We performed the impairment test using a combination of the income approach and the market approach to evaluate whether the fair value of the Alphazyme reporting unit was less than its carrying value. The income approach utilizes a discounted cash flow model, incorporating both internal estimates and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit and include, but are not limited to, discount rates, projected revenue, revenue growth rates (including terminal growth rates) and EBITDA margins. The selected discount rate was 19.5%, which was determined using a weighted average cost of capital specific to the Alphazyme reporting unit and other market and industry data. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, new product and service developments, the impact of competition and future economic conditions. The result of the quantitative analysis indicated that the fair value of the Alphazyme reporting unit did not exceed its carrying value, and as a result, we recorded goodwill impairment of $30.4 million during the second quarter of 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2025, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $295.6 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of September 30, 2025. For the three and nine months ended September 30, 2025, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.8 million and $2.3 million, respectively.
We had cash and cash equivalents of $243.6 million as of September 30, 2025. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although approximately 39.9% and 37.5% of our revenue for the three and nine months ended September 30, 2025, respectively, was derived from international sales, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025 due to the material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than the changes described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2025, we appointed a new Chief Executive Officer and a new Chief Financial Officer. Additionally, in August 2025, we announced the 2025 Corporate Realignment Plan, that included the termination of approximately 25% of the Company’s workforce, a planned reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence.
Our recent executive leadership changes, as well as the organizational restructuring and cost-reduction initiatives, including the targeted annual cost savings and the anticipated timeline to realize these benefits, are subject to many risks and uncertainties. The restructuring costs, including severance costs, associated with the workforce reduction may be greater than anticipated, and implementation of the remaining contemplated cost reduction actions may take longer than we anticipated, including as a result of factors beyond our control, which may cause us to not fully achieve the expected operational and financial benefits. Further, implementation of the organizational changes, including the workforce reduction, could have unintended consequences to us, including adversely impacting our revenues as a result fewer employees being available to respond to business needs, employee attrition beyond the planned workforce reduction and lower employee morale and motivation among those of our employees who were not impacted by the workforce reduction. This, in turn, could make it more difficult to achieve our operating plans and adversely impact on our financial position, results of operations and cash flows.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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
Date: November 7, 2025