Form 10-K
period 2025-12-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2026-02-26
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ▢
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $300.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $2.41 per share.
As of February 19, 2026, 146,383,162 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Part I.
Item 1. Business
Description of Business
Maravai LifeSciences Holdings, Inc. (also referred to in this document as “Maravai,” “we,” “us,” “our” or “the Company”) is a life sciences company providing critical products and services to enable the development of drugs, therapeutics, vaccines, and diagnostics, and support research on human disease. Our customers include biopharmaceutical companies, emerging biotech firms, life science research organizations, academic research institutions and diagnostics companies.
Our comprehensive product portfolio addresses the critical stages of biopharmaceutical development, offering:
•complex nucleic acids for therapeutic, vaccine, and diagnostic applications;
•custom enzymes for research and diagnostic use; and
•antibody-based solutions to detect impurities during the production of biopharmaceutical products.
Business Segments and Products
We operate and report our business in two segments – TriLink, formerly referred to as Nucleic Acid Production, and Cygnus, formerly referred to as Biologics Safety Testing.
During fiscal year 2025, we renamed our reportable segments from Nucleic Acid Production and Biologics Safety Testing to TriLink and Cygnus, respectively. This change reflects updated segment naming to better align with our internal brand and operating terminology. There were no changes to the composition of our reportable segments, the nature of the products and services offered, or the manner in which the chief operating decision maker (“CODM”) evaluates the Company’s operating performance or allocates resources.
TriLink provides nucleic acid products and related services, including mRNA, oligonucleotides, CleanCap® mRNA capping technology, ModTail™ poly(A) tail modification technology, synthesis inputs, nucleoside triphosphates, specialty enzymes, and mRNA manufacturing services.
Cygnus provides biologics safety testing products and services, including host cell protein ELISA kits, impurity detection assays, viral clearance prediction tools, ancillary reagents, and custom analytical services.
TriLink (64% of Revenue for the Year Ended December 31, 2025)
We are a global provider of highly modified, complex nucleic acids and related products. We have recognized expertise in complex chemistries and products provided under exacting quality standards. Our core offerings include mRNA, our proprietary CleanCap® mRNA capping and ModTail™ poly(A) tail modification technologies, long and short oligonucleotides, oligonucleotide inputs, nucleoside triphosphates, custom nucleic chemistry, and specialty enzymes. We offer products for research use only (“RUO”) and, where applicable, materials manufactured under good manufacturing processes (“GMP”) to support preclinical, clinical and commercial applications. We also provide manufacturing services for discovery-scale and GMP mRNA synthesis.
mRNA. We develop and manufacture mRNA products to support therapeutic, including cell and gene therapies (“CGT”), and vaccine programs from preclinical development through clinical phases, including process scale-up and analytical development services. We offer both research-grade and GMP materials to support different phases of development.
mRNA Capping (CleanCap®). We offer our patented CleanCap® technology, which is designed to improve co-transcriptional capping efficiency and reduce uncapped mRNA species. CleanCap® analogs are sold as stand-alone reagents and may also be bundled with other raw materials such as nucleoside triphosphates (“NTPs”), our ModTail™ technology, and enzymes to support the synthesis of mRNA. CleanCap® is available in RUO-grade and GMP-grade for clinical and commercial applications.
Poly(A) tail modification (ModTail™). We offer poly(A) tail modification technology for mRNA called ModTail™. This proprietary technology increases overall protein expression and extends the duration of protein expression. ModTail™ mRNA is available as catalog products, and ModTail™ technology can be added to custom mRNA via our custom mRNA services. Our ModTail™ technology is compatible with CleanCap®, various base modifications, construct sizes, poly(A) tail lengths, as well as mRNA produced using enzymatic capping methods.

Oligonucleotides. Our oligonucleotide products support applications including therapeutics, in vitro diagnostics, next-gen sequencing (“NGS”) and CRISPR-based gene editing (guide RNA). Many of our oligonucleotide products are custom manufactured DNA or RNA sequences, often highly modified and produced as RUO or under GMP conditions for use in development, clinical and commercial applications.
Oligonucleotide Synthesis Inputs. Our product offerings include reagents and supports for DNA and RNA oligonucleotide synthesis, labeling, modification and purification. Customers include oligonucleotide synthesis service providers, life science and biopharma companies, diagnostic companies, academic institutions and government organizations.
Nucleoside Triphosphates (NTPs). We manufacture NTPs used in polymerase chain reactions and sequencing reactions and in the manufacture of mRNA. NTPs may be unmodified, composed of the four standard bases, or modified to enhance particular biological properties for research or therapeutic applications. We offer NTPs in RUO and GMP-grade.
Custom Nucleic Acid Chemistry. We provide custom nucleotide chemistry synthesis services, including high purity NTPs, amidites and other novel molecules for diagnostic and therapeutic developers.
Specialty Enzymes. Enzymes are key inputs in nucleic acid production including in vitro transcription (“IVT”) workflows used to produce mRNA. We provide custom, scalable molecular biology enzymes across IVT, next-gen sequencing (“NGS”), life science and diagnostic applications. We provide our proprietary T7 enzyme for reducing double-stranded RNA (“dsRNA”) during IVT. We are vertically integrated, and our enzymes are incorporated into our CleanScript™ mRNA production workflow.
Manufacturing Services.
Discovery mRNA synthesis. We provide products and services for early-stage development, including custom mRNA constructs and process development services. These services can integrate with our CleanCap® cap analogs, ModTail tail technology, NTP products and IVT enzymes and have access to our analytical and QC method development.
GMP mRNA synthesis. We provide GMP mRNA manufacturing services for customers in clinical trials through commercial manufacturing. This includes process development and scale-up, regulatory submission support, and in-house analytical services for mRNA analysis and characterization.
Cygnus (36% of Revenue for the Year Ended December 31, 2025)
We provide products and services that enable the detection of impurities present in bioproduction. Our products are used during development and scale-up, during the regulatory approval process and throughout commercialization. We are recognized globally for assays that detect host cell proteins (“HCPs”) and other process-related impurities in drug product substances. Cygnus product categories include HCP ELISA kits, other process impurity and containment ELISA kits, viral clearance prediction kits, ancillary reagents and custom analytical services.
Our customers manufacture a broad range of biopharmaceutical products including monoclonal antibodies and recombinant proteins, both as novel biologics and biosimilars, recombinant vaccines, and cell and gene therapies. Viral vector manufacturing and other bioproduction processes require rigorous analytical testing for process-related impurities such as HCPs, host cell DNA, purification leachates, growth media additives and enzymes used during the purification processes.
HCP ELISA Kits. HCP ELISA kits are bioassays used to detect residual proteins from expression platforms used in bioproduction. HCPs constitute a major group of process-related impurities produced using cell culture technology no matter what cell expression platform is used. HCPs pose potential health risks for patients and the risk of failure of safety endpoints for drug manufacturers. When present in the administered product, even at low levels, HCPs can induce an undesired immune response, interfere with drug efficacy and impact drug stability. HCPs are a critical quality attribute for biologics safety testing development and must be adequately removed during the downstream purification process.
Other Impurity and Contaminant Kits. We offer kits for measuring Protein A and L leachates, growth media additives (such as bovine serum albumin), host cell DNA, residual endonuclease impurities in viral vector and vaccine preparations, and residual AAV ligands resulting from affinity purification method used for certain adeno associated virus (AAV)-based gene therapies.
Viral Clearance Prediction kits. We offer MockV® -based tools including the Minute Virus of Mice, the MockV® MVM kit and the CHO Retrovirus-like Particle, MockV® RVLP Kit, which are novel, proprietary viral clearance prediction tools that use a non-infectious “mock virus particle” mimicking the physicochemical properties of live virus that may be present endogenously in the drug substance or introduced during bioproduction. These kits enable manufacturers to conduct viral clearance assessments and predict outcomes in-house ahead of live viral clearance studies.
Ancillary Reagents. Our ancillary reagent products include antibodies, antigens, sample diluents, and other auxiliary products necessary to optimize applications for customer processes.

Custom Services. We provide process-specific antibody and ELISA development, qualification and maintenance services, as well as orthogonal methods including antibody affinity extraction (AAE™), and mass spectrometry-based services for HCP antibody coverage, identification and quantification analyses.
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
We serve customers through direct and indirect sales in each business segment, with a primary focus on our biopharmaceutical and large diagnostics and commercial customers. We serve our academic customers via online tools, email and phone ordering as well as through key partnerships where our reagent products and services can be accessed through partnerships. We support all customers with in-field and in-house technical support, alliance and program management and customer service.
We address customers outside the United States with a combination of direct sales and distributor partners, supporting customers in approximately 60 countries.
Competition
We compete with a range of companies across our segments.
TriLink
Competitors include chemistry companies producing monomers and amidites, custom oligonucleotide manufacturers, mRNA-focused biotechnology companies, and CDMOs. For mRNA capping, competitors include providers of enzymatic capping solutions and in-house customer processes. For mRNA and GMP services, competitors include other mRNA manufacturers and CDMOs. For oligonucleotide synthesis inputs, competitors include large distributor-manufacturers, and for specialty enzymes, competitors include established life science enzyme providers.
Cygnus
Competitors include providers of impurity detection kits and companies offering custom assay development, including certain CROs and CDMOs.
Manufacturing and Supply
We occupy facilities in San Diego, California, Leland, North Carolina, Sterling, Virginia, and Jupiter, Florida, supporting manufacturing, analytical services, and distribution across our segments. Our supply chain is supported by a network of specialized suppliers and transportation partners, and we evaluate supplier quality and concentration risks as part of supply chain management.
Government Regulation
Our TriLink and Cygnus segments produce materials used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. We produce materials in support of our customers’ manufacturing businesses and to fulfill their validation requirements, as applicable. These customer activities are subject to extensive regulation by FDA and other national regulatory agencies and consequently require these businesses to be inspected by such agencies under their respective cGMP regulations. As a result, our customers impose rigorous quality requirements on us for the manufacture of our products, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products.
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
Regulatory compliance programs at each of our businesses are managed by a dedicated group responsible for regulatory affairs and compliance. Our compliance programs are also managed by quality management systems, such as vendor supplier programs and training programs. Within each business, we have established Quality Management Systems (“QMS”) responsible for risk based internal audit programs to manage regulatory requirements and client quality expectations. Our QMS program ensures that management has proper oversight of regulatory compliance and quality assurance, inclusive of reviews of our system practices to ensure that appropriate quality controls are in place and that a robust audit strategy confirms requirements for compliance and quality assurance.
Research Products
Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, manufacturing, clearance, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post-market monitoring and reporting, and import and export of pharmaceutical drugs. Certain of our products are currently marketed as RUO.
We believe that our products that are marketed as RUO products are exempt from compliance with GMP regulations under the Food, Drug, and Cosmetic Act (“FDCA”). RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product. The FDA will also evaluate the totality of the circumstances to determine if the product is intended for diagnostic purposes. We do not make claims related to safety or effectiveness of our RUO products and they are not intended for diagnostic or clinical use, however, if the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that will require clearance or approval prior to commercialization.
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
Customers’ biopharmaceutical products early in their development have a high failure rate and often do not advance through the clinical stages to commercialization. Our customers are required to follow regulatory pathways that are not always known, which may cause additional unforeseen requirements placed on us as their contract manufacturer and delays in advancing to the next stage of product development. We also provide novel compounds for cell and gene therapy applications, which result in additional challenges for our customers attempting to obtain regulatory approval given that this field is relatively new, and regulations are evolving. Customer clinical trials rely on approval from institutional review boards (“IRBs”) and patient and volunteer enrollment, which makes timelines unpredictable for advancing to the next stage in product development. Preclinical studies and clinical trials conducted by our customers are also expensive, and data may be negative or inconclusive causing customers to abandon projects that were expected to continue. Regulatory requirements in both the United States and abroad are always evolving, and compliance with future laws may require significant investment to ensure compliance.
Other Regulatory Requirements
Environmental laws and regulations. We believe that our operations comply in all material respects with applicable laws and regulations concerning environmental protection. To date, there have been no material effects upon our earnings or competitive position resulting from our compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment. Our capital and operating expenditures for pollution control in 2025 and 2024 were not material and are not expected to be material in 2026.

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
Patents. Our intellectual property strategy is focused on protecting, through patents and other intellectual property rights, our core products and services, including CleanCap®, and related instrumentation and applications. In addition, we protect our ongoing research and development into critical reagents for cell and gene therapy through patents and other intellectual property rights. Our patent portfolio generally includes patents and patent applications relating to compositions and methods for the production of CleanCap®, oligonucleotides, nucleic acids, immunofluorescence assays, and mock viral particles. We may own provisional patent applications, and provisional patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications either directly or via the PCT within 12 or 30 to 32 months, respectively. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in such provisional patent applications. We cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.
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

The following granted patents relate to our CleanCap® products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	10494399	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10519189	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	10913768C1	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11414453	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11878991	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	11578095	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	12103944	Compositions and methods for synthesizing 5′-Capped RNAs	2036
United States	12258369	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3352584	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3954225	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	3906789	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4104687	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4140491	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Europe	4424835	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2016328645	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2021206780	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2023201915	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Australia	2023229522	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Canada	2999274	Compositions and methods for synthesizing 5′-Capped RNAs	2036
China	ZL 202310734863.0	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40080484	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40068021	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40054592	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Hong Kong	HK40075972	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	6814997	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7082174	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Japan	7594563	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Korea, Republic of	10-2500198	Compositions and methods for synthesizing 5′-Capped RNAs	2036
Korea, Republic of	10-2670937	Compositions and methods for synthesizing 5′-Capped RNAs	2036

The following patents relate to our MockV® related products and technology.

Jurisdiction	Patent Number	Title	Expiration
United States	9632087	Methods for evaluating viral clearance from a biopharmaceutical solution employing mock viral particles	2034
United States	10309963	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
United States	12553894	Methods for evaluating viral clearance from a process solution employing mock viral particles	2034
Europe	3044339	Methods and kits for quantifying the removal of mock virus particles from a purified solution	2034
Europe	3250696	Stock Solution of Retrovirus Like Particles with Method and Kit	2036
Australia	2014320015	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
Australia	2021200484	Methods and kits for quantifying the removal of Mock Virus Particles from a purified solution	2034
China	105899684	Methods and kits for quantifying pseudoviral particles removed from purified solution	2034
Japan	6549126	Methods and kits for removal of mock virus particles from a purified solution	2034
United States	11754565	Methods and kits for removal of mock virus particles from a purified solution	2034
Trademarks. Our trademark portfolio is designed to protect the brands of our current and future products and includes U.S. trademark registrations for our company name, Maravai LifeSciences, subsidiary names Cygnus Technologies and TriLink BioTechnologies and various product names, such as CleanCap® and MockV®.
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

As of December 31, 2025, we had 435 full-time employees globally. We aim to attract and retain talent through competitive compensation and benefits, including broad-based equity participation, training and development programs, and workplace health and safety initiatives.
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
Risks Related to Our Business and Strategy
•The level of our customers’ spending on and demand for outsourced TriLink and Cygnus products and services.
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
•Our use of Artificial Intelligence technologies, including Machine Learning resulting in business, compliance, and reputational challenges.
•The risk that our products do not comply with required quality standards.
•Market acceptance of our life science reagents.
•Our ability to efficiently manage our strategic acquisitions and organic growth opportunities.
•Natural disasters, geopolitical instability and other catastrophic events.
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
Risks Related to Our Business and Strategy
We are dependent on the level of our customers’ spending on and demand for outsourced nucleic acid and biologics safety testing products and services. A reduction in spending or change in spending priorities of our customers could significantly reduce demand for our TriLink and Cygnus products and services and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Access to capital is critical to many of our customers’ ability to fund research and development, particularly early-stage biotechnology and pharmaceutical companies, and historically, these companies have funded their research and development activities by raising capital privately or in the equity markets. Past declines and uncertainties in the capital markets, including as a result of ongoing macroeconomic challenges during 2023 and into 2024, including elevated interest rates and volatile credit markets, limited access to capital and negatively affected companies’ ability to fund research and development efforts due to a considerable contraction in the level of investment in venture- and private equity-backed startup companies and funding for companies at all stages, particularly early- and late-stage companies. Global venture capital investments in healthcare and biotech companies in 2025 increased slightly from 2024 amounts, however, investments in artificial intelligence (“AI”) companies still overshadowed other sector categories, with roughly three times the number of dollars invested in companies in AI-related fields relative to the healthcare and biotech sector. And while the total number of dollars invested in healthcare and biotech companies increased in 2025, the share of U.S. startup investment dollars going to biotech companies has hit the lowest level in roughly 20 years, with funding for early-stage biotech companies being particularly slow. This means that even if market interest in funding biotech companies rebounds, there will be a limited pipeline of companies ready to scale. Lower levels of venture capital investment in the healthcare and biotech sector, relative to other sectors, together with caution about the stability of the broader macroeconomic environment, including as a result of of geopolitical instability and actual and potential shifts in U.S. and foreign trade, economic and other policies, has led certain of our customers to implement more stringent budgetary policies designed to conserve capital, which in turn, caused a reduction in research and development spending and a decline in further purchases of our products and services. We have no assurance as to whether, or when, such research and development spending may stabilize or increase, if at all. Further, if the funding of venture- and private equity-backed biotechnology and pharmaceutical companies remains weak or weakens further, the research and development budgets of our customers may be further reduced or eliminated altogether, which could impact future demand for our products and services.
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
We have no control over the timing and volume of purchases by our customers. We estimate that revenue from high-volume sales of CleanCap® for commercial phase vaccine programs represented approximately 0.0%, 25.4% and 21.0% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The amount, timing and durability of future high-volume CleanCap® orders have become increasingly difficult to forecast because historical customers for such orders have been unable or unwilling to provide visibility into their anticipated long-term future needs and plans to purchase CleanCap®. As a result, our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our revenues and future operating results, and if high-volume orders for CleanCap® do not materialize in the future at similar or greater levels than they have in the past, our revenues and cash flows will significantly decrease which, in turn, could have a material adverse impact on our future operating results and financial condition.
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
Certain of our products, including our proprietary CleanCap® analogs, are used by our customers in the production of commercial phase vaccines, notably COVID-19 vaccines. During each of the years ended December 31, 2022, 2021 and 2020, our results of operations and cash flows were significantly and positively impacted by high-volume sales of our proprietary CleanCap® analogs and highly modified RNA products, particularly mRNA, for commercial vaccines. However, as a result of the general decrease in market demand for COVID-19 related products and services, including the supply and manufacture of COVID-19 vaccines, and in particular, following the end of U.S. federal public health emergency declaration and World Health Organization declaration of the end of the pandemic in early May 2022, we experienced substantial declines in high-volume orders for CleanCap®. For the years ended December 31, 2025, 2024 and 2023, we estimate that revenue from high-volume sales of CleanCap® for commercial phase vaccine programs and related services represented approximately 0.0%, 25.4% and 21.0%, respectively, of our total revenues. We expect to experience unpredictable fluctuations in demand for high-volume sales of CleanCap® for the aforementioned reasons, as well as a result of any unused inventory of our products that our customers have on hand, which are not indication-specific. We are currently unable to fully estimate the impact of any unused inventory on our future revenues, nor are we able to accurately predict the timing or magnitude of customers’ future purchases of our CleanCap® analogs for commercial phase vaccine production. Our longer-term revenue prospects for high-volume CleanCap® orders are highly uncertain but are expected to be substantially lower than pandemic highs. Additionally, the ongoing manufacture and supply of COVID-19 vaccines (including bivalent booster doses) by our customers is uncertain and subject to various political, social, economic, and regulatory factors that are outside of our control, including the emergence, duration and intensity of new virus variants; regional resurgences of the virus globally; the availability and administration of pediatric and booster vaccinations, vaccine supply constraints, vaccine hesitancy and the effectiveness of vaccines against new virus strains; competition faced by our customers from other COVID-19 vaccine manufacturers and the development and availability of antiviral therapeutic alternatives; political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines; the politicization of vaccinations and increase in vaccine skepticism; and the U.S. economy and global economy. As the supply and manufacture of COVID-19 vaccines by our customers slows, or becomes no longer necessary, including if COVID-19 vaccines by our customers’ competitors are determined or perceived to be more effective, we expect that demand for high-volume sales of CleanCap® will remain low, which could continue to adversely affect our revenue, results of operations and financial condition.
Shifts in the trade, economic and other policies and priorities of the U.S. federal government could negatively impact, directly or indirectly, our and our customers’ current and future business operations and our financial condition, revenue and earnings.
Our reagents are sold primarily to biopharmaceutical and academic organizations developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, institutional and governmental budgetary policies, mergers of pharmaceutical and biotechnology companies, spending priorities, and general economic conditions. Our Cygnus customers are biopharmaceutical companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and life science companies, which largely serve the biopharmaceutical industry. Our TriLink customers are largely vaccine and therapeutic drug makers or diagnostics manufacturers, which rely in part on government healthcare-related policies and funding. As a result, changes in government funding for certain research, decreases in or the imposition of limits on government spending more generally, skepticism of or hostility to mRNA as a modality, or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them, which would negatively affect our business, operations and financial condition.
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
As we continue to identify areas for potential cost savings, or to the extent that we are unable to successfully implement our current cost savings initiatives in a timely manner or achieve our anticipated cost savings, we may consider implementing further cost savings initiatives to improve our profitability and generate higher levels of free cash flow. We also cannot guarantee that we will not have to undertake additional workforce reductions in the future. Furthermore, these measures could be disruptive to our operations, including as a result of inefficiencies related to task unfamiliarity, heavier workloads, loss of knowledge and vacant positions, particularly if we are unable to effectively implement and manage the transition of impacted employees’ duties and responsibilities. Any such inefficiencies could adversely impact our results of operations and cash flows
Certain of our products are used by customers in the production of vaccines and therapies, some of which represent relatively new and still-developing modes of treatment. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of these and their financial cost may damage public perception of the safety, utility, or efficacy of these vaccines and therapies or other modes of treatment and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenue and have an adverse effect on our performance.
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
Our use of Artificial Intelligence technologies, including Machine Learning, and the integration of AI technologies within our custom products offerings and marketing campaigns, may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could adversely affect our business, results of operations, and financial condition.
We have utilized and incorporated, and expect to continue to utilize and incorporate, Artificial Intelligence (“AI”) and Machine Learning into our TriLink custom products workflow to help customers optimize RNA sequence design and mRNA manufacturing for custom products. Officinae Bio’s AI-powered design pipeline, Mercurius, integrates public and proprietary data (both our own and the customer’s) to inform both sequence design and process parameters custom products, computing the conditional probabilities of different sequence designs to meet a customer’s specific expression, safety, and targeting goals. There are significant risks associated with the adoption, development, maintenance, and deployment of AI and Machine Learning in our product design platform, and there can be no assurance that the use of our current or any future offerings utilizing AI or Machine Learning will materially enhance our products or services or be beneficial to our business, including via efficiency gains or increased revenues or profitability. In particular, AI, including Machine Learning, technologies we develop and use may be designed or implemented incorrectly; may be trained or reliant on inadequate, inaccurate, incomplete, biased, or otherwise poor quality data or on data to which we or third parties do not have the right to use for such purposes; and/or may be adversely impacted by technical challenges, unforeseen defects, cybersecurity threats, third-party litigation or regulatory action, or material performance issues. Any of the above could adversely impact our custom products offerings and business, as well as our reputation, and we could be subject to civil claims or incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party.
In addition to our proprietary technologies, we use, or may use, AI, including Generative AI, technologies licensed from third parties. Specifically, we use third-party Generative AI to perform targeted marketing campaigns, including the dissemination of AI-generated marketing videos. We do not have full control or visibility over the quality, security, performance, or compliance of the work product produced by third-party AI. There is also a risk that the underlying algorithms used by our vendors may be flawed, or trained on incomplete or biased datasets, leading to inaccuracies, inefficiencies, or other negative consequences. AI technologies also carry the risk of generating content that is factually incorrect, offensive, or infringing on third-party intellectual property rights. These factors may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences.
Additionally, the regulatory environment surrounding AI is still in development, and new laws or regulations could be adopted in the United States, the European Union, or in other non-U.S. jurisdictions that require substantial adjustments to our current use of AI in our business. It is also possible that existing laws and regulations, including data privacy, consumer protection, competition laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our offerings, services, and business and requires us to expend resources and adjust our offerings or services in certain jurisdictions. These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remain uncertain.
Any of the aforementioned risks, whether related to internal AI development, third-party dependencies, or regulatory changes, could have a material adverse effect on our business, results of operations, and financial condition.
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
We are subject to the risk of disruption by earthquakes, hurricanes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war (including any escalation of the ongoing military conflicts in Venezuela, Ukraine or the Middle East), terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a significant negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products and services to our customers.
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
We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms, for reasons including the impact of geopolitical or macroeconomic factors on the relative strength of the U.S. and global capital and credit markets. Our credit agreement also contains a number of restrictive covenants that impose significant restrictions on our ability to make acquisitions or certain other investments, as well as to incur additional indebtedness to finance such acquisitions or other investments. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our shareholders.
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
We may be unable to efficiently manage growth opportunities as a more geographically diverse organization.
Our strategic acquisitions and our organic growth opportunities have increased the scope and complexity of our business. As a result, we will face challenges inherent in efficiently managing a more complex business with our employee base spread over a larger geographic distance, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully a geographically more diverse organization could materially adversely affect our operating results.

Opportunistic acquisitions may pose risks and challenges that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
We have made in the past, and may make in the future, selected opportunistic acquisitions of complementary businesses, products, services or technologies. In January 2025, we acquired the intellectual property and related assets of Molecular Assemblies, Inc., developers of enzymatic DNA synthesis technology to complement our TriLink business, and in February 2025, we completed the acquisition of Officinae Bio, S.R.L., a technology company with a proprietary digital platform designed with AI and machine learning capabilities to support the biological design of therapeutics to complement our TriLink business. However, we may be unable to continue to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital, particularly during a period of disruption and volatility within the global capital and credit markets.
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
We are required under U.S. generally accepted accounting principles (“GAAP”) to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Factors that could lead to impairment of goodwill, amortizable intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. For example, in connection with preparing our financial statements for the quarters ended March 31, 2025 and June 30, 2025, and the year ended December 31, 2025, we identified certain indicators of impairment and recorded a goodwill impairment of $12.4 million related to the TriLink BioTechnologies reporting unit, $30.4 million related to the Alphazyme reporting unit, and intangible asset impairment of $27.8 million primarily related to the Alphazyme asset group, all within our TriLink segment.
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
While we had no single customer that accounted for more than 10% of our total revenue for the year ended December 31, 2025, revenue from our largest customers were 20.8% and 19.3% of total revenue for the years ended December 31, 2024 and 2023, respectively. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships, including following any failure to renew a long-term contract, could result in a temporary or permanent loss of revenue. See also “—The extent and duration of our revenue associated with high-volume sales of CleanCap® for commercial phase vaccine programs is uncertain and are dependent, in important respects, on factors outside our control.”
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
We rely on certain distributors in order to market and sell our products and services in certain international markets. If we are unable to maintain these distributors or enter into similar arrangements with other distributors, or our current or future distributors do not perform adequately, our revenues and results of operations would likely be adversely impacted, at least temporarily. Additionally, changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Furthermore, our revenues from such distributors could be negatively impacted by macroeconomic conditions specific to the geographic markets in which our products and services are marketed and sold, geopolitical risks and other risks described below under “We are subject to financial, operating, legal and compliance risks associated with global operations.”
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
Certain of our raw materials are sourced from a limited number of suppliers and some materials, including a proprietary DNA reagent, certain packaging materials, specific cell lines for Cygnus operations and certain raw materials used in our TriLink products, as well as those raw materials sold under the Glen Research brand, are sole sourced. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. In recent years, global supply chains have faced challenges, including material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers. More recently, geopolitical instability and U.S. foreign trade policy, including the imposition or threatened imposition of tariffs or other trade restrictions, could increase macroeconomic uncertainty at a global level and lead to supply chain constraints and delays. Any interruption of our supply chain could significantly affect our business, financial condition, results of operations, cash flows and prospects. While we may identify other suppliers, raw materials furnished by such replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. There can be no assurance that we will be able to secure alternative materials and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in obtaining raw materials, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.
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
We make certain of our products available to customers as RUO products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA, and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUO, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
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
Various foreign countries in which we operate also have, or are developing, laws that govern the collection, use, disclosure, security and cross-border transmission of personal information. For example, in the European Union (the “EU”) and the United Kingdom, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (“GDPR”), in addition to other applicable laws and regulations. The GDPR came into effect in May 2018, and has resulted in, and will continue to result in, significantly greater compliance burdens and costs for companies like us. Any data security breach could require notifications to the data subject and/or owners under U.S. federal, U.S. state, and/or international data breach notification laws and regulations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.

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
We engage in business globally, with approximately 40%, 51% and 51% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively, coming from outside the U.S. In addition, one of our strategies is to expand geographically, both through distribution and through direct sales. This subjects us to a number of risks, including international economic, geopolitical, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; new or increased tariffs (or potential retaliatory actions taken in response thereto), quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, government regulators and other market participants. More recently, certain ESG policies, initiatives and activities have become politicized, with ideologically opposing perspectives, such that companies may find themselves unable to satisfactorily consider or address one stakeholder’s concerns without creating concerns among another set of stakeholders with an opposing viewpoint. If we are unable to meet evolving investor, industry, or customer expectations and standards with respect to their ESG-related expectations and requirements, we are perceived to have not responded adequately on any number of ESG matters, or we draw scrutiny from certain people or groups with an opposing viewpoint, we risk damage to our brand and reputation, adverse impacts to our ability to secure customer contracts, decreased desirability of our common stock to certain investors, or limited access to capital markets and other sources of financing.
There is no guarantee that any sustainability goals set forth in our sustainability initiatives will be achieved on the desired timeframe or at all, and the achievement of any such goals may require the incurrence of additional costs or the implementation of operational changes, any of which could adversely affect the Company’s results of operations.
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
As of December 31, 2025, we had total current and long-term indebtedness outstanding of approximately $291.8 million, including term loans of $294.2 million less unamortized debt issuance costs of $2.5 million. We may incur significant additional indebtedness in the future. If we increase our current indebtedness levels, the risks related to our indebtedness as set forth herein could intensify.
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
We expect that the aggregate payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law, we expect that no future payments under the Tax Receivable Agreement relating to the purchase by Maravai LifeSciences Holdings, Inc. of LLC Units from MLSH 1 and the corresponding tax attributes are probable. This determination is based on our estimate of taxable income for the year ended December 31, 2025. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Maravai LifeSciences Holdings, Inc. by Topco LLC are not sufficient to permit Maravai LifeSciences Holdings, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.
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
The Tax Receivable Agreement liability is recorded on the consolidated balance sheets as a contingent liability under ASC 450, “Liabilities,” and reflects management’s assessment that positive future taxable income and realization of cash tax savings are probable. Management’s assessment of whether payment of the Tax Receivable Agreement liability is probable is generally based on the determination as to whether it is more likely than not that the deferred tax assets will be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2023, we established a full valuation allowance against our deferred tax assets and derecognized the remaining non-current liability under the Tax Receivable Agreement after concluding it was not probable that we would generate sufficient future taxable income to utilize deferred tax assets that would result in payments due under the Tax Receivable Agreement. There have been no changes to our position as of December 31, 2025. If revised forecasts of our future taxable income or other relevant factors result in us releasing all or a portion of the valuation allowance recorded against the deferred tax assets applicable to the aforementioned tax attributes in a future period, the remaining Tax Receivable Agreement liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. It is impossible to predict when and to what extent, if at all, such valuation allowance will be released, and therefore whether we would again be required to recognize all or a portion of the Tax Receivable Agreement liability, which would adversely impact our future results of operations, possibly in a material manner.
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
As discussed in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, we determined that our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 required restatement primarily to correct an error we identified relating to the timing of revenue recognition for a product sale with non-standard contractual terms. Assessment of the error and the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, the related securities litigation, and remediating the material weaknesses in our internal control over financial reporting diverted management’s attention and caused us to incur significant unanticipated expenses for legal, audit and other professional services fees. The restatement and the associated non-reliance on our previously issued quarterly financial statements and other related financial information could also cause investors to lose confidence in our financial reporting and harm our reputation, which in turn, could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
As further disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024, and as a result, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024. During the year ended December 31, 2025, under the oversight of the Audit Committee of our Board of Directors, we completed the implementation of our remediation plan and enhanced the design and operation of controls to address the previously identified material weaknesses. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively and the material weaknesses described above have been remediated. However, there can be no assurance that we will not identify additional material weaknesses or significant deficiencies in the future. If we identify additional material weaknesses or significant deficiencies in the future, or are otherwise unable to maintain effective internal control over financial reporting in the future, our ability to record, process and report financial information accurately, and to comply with our financial reporting obligations, could be adversely impacted.
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
As of December 31, 2025, investment entities affiliated with GTCR collectively controlled approximately 51% of the voting power of our outstanding common stock and therefore GTCR controls the outcome of all matters submitted to a vote of our shareholders. This control enables GTCR to control the election of the members of the Board and all other corporate decisions. Even when GTCR ceases to control a majority of the total voting power, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, GTCR will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as GTCR continues to own a significant percentage of our Class A common stock, GTCR will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2025, we had 145,324,017 outstanding shares of Class A common stock, 20,150,005 of which were held by MLSH 2, and further, as of December 31, 2025, an additional 110,684,080 shares of Class A common stock are issuable upon the exchange by MLSH 1 of its interest in Topco. Because each of MLSH 1 and MLSH 2 is controlled by GTCR and is considered an “affiliate” of ours, the shares of Class A common stock held by MLSH 1 and MLSH 2 are subject to certain restrictions on resale imposed by U.S. federal securities laws. However, pursuant to a registration rights agreement, MLSH 1 and MLSH 2 have the right to request that we register these shares in which case the shares would be able to be freely sold in the public market without such restrictions. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.
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
Item 2. Properties
Our corporate headquarters and certain of our research and development operations are located in San Diego, California. The facilities serve as the principal hub of operations for our TriLink business and were purpose built to expand the capacity of this business segment while adding specialized capabilities in the form of clean rooms, air handling, waste and solvent handling, and GMP capabilities. Our facility leases expire at varying dates through 2038, not including renewals that are at our option.
All facilities are leased. A summary of our facilities is listed below.

Location	Approx. Square Footage	Segment
San Diego, CA	237,000	TriLink
Sterling, VA	21,000	TriLink
Leland, NC	46,000	Cygnus
Southport, NC	20,000	Cygnus
Jupiter, FL	22,000	TriLink

Item 3. Legal Proceedings
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Commitments and Contingencies — Legal Proceedings.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock trades on The Nasdaq Global Select Market under the symbol “MRVI.”
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Common Stock
As of February 19, 2026, there were two holders of record of our Class A common stock. This number does not include a greater number of beneficial holders of our Class A common stock whose shares are held by clearing houses, banks, brokers and other financial institutions which are aggregated into a single holder of record.
As of February 19, 2026, there was one holder of record of our Class B common stock.
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
Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 regarding shares of our Class A common stock that may be issued under the Company’s equity compensation plans, consisting of our 2020 Omnibus Incentive Plan and our 2020 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	14,767,648	$3.05	62,924,844
Total	14,767,648	$3.05	62,924,844
____________________
(1)Includes 9,786,075 shares of our Class A common stock that remain available for purchase under the 2020 Employee Stock Purchase Plan and 72,276,653 shares of our Class A common stock that remain available for grant under the 2020 Omnibus Incentive Plan. The 2020 Omnibus Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the Plan, equal to the lesser of (a) 4.0% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors (the “Board”). The 2020 Employee Stock Purchase Plan also provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each calendar year during the term of the plan, equal to the lesser of (a) 1.25% of the aggregate number of shares and shares of Class B common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that the shares reserved under the ESPP shall not exceed an aggregate of 10,948,877 shares of our Class A common stock.
(2)The weighted average exercise price includes restricted stock unit and performance stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock units and performance stock units is $12.91.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis reflects our historical consolidated results of operations and financial position, and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” Please also see the section titled “Special Note Regarding Forward Looking Statements.” Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
This discussion and analysis generally addresses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2024 Annual Report on Form 10-K filed with the SEC on March 18, 2025.
Overview
We are a life sciences company that provides products and services supporting the development and manufacture of drug therapies, diagnostics, vaccines and cell and gene therapies. Our customers include biopharmaceutical companies, emerging biopharmaceutical, life sciences research companies, academic research institutions and diagnostics companies.
Our product offerings support key phases of biopharmaceutical development and manufacturing and include complex nucleic acids and enzymes for therapeutic and diagnostic applications, and immunoassay, qpCR and mass spectrometry-based products and services to detect impurities during the production of biopharmaceutical products.
We manage and evaluate our operations through two reportable segments: TriLink and Cygnus.
TriLink provides nucleic acid products and related services, including mRNA, oligonucleotides, CleanCap® mRNA capping and ModTail™ poly(A) tail modification technologies, synthesis inputs, specialty enzymes, and mRNA manufacturing services.
Cygnus provides biologics safety testing products and services, including host cell protein ELISA kits, impurity detection assays, viral clearance prediction tools, and related reagents and services.
During fiscal year 2025, we renamed our reportable segments from Nucleic Acid Production and Biologics Safety Testing to TriLink and Cygnus. This change reflects updated segment naming to better align with our internal brand and operating terminology. There were no changes to the composition of our reportable segments, the nature of the products and services offered, or the manner in which the CODM evaluates the Company’s operating performance or allocates resources. Prior-period segment information has been recast to conform to the current presentation.
During fiscal year 2025, we implemented a restructuring plan designed to better align our cost structure and operations with current market conditions and our strategic priorities. The restructuring included workforce reductions and operational streamlining initiatives and resulted in restructuring charges during the year. See “Results of Operations” below for additional discussion of the financial impacts of the restructuring.
Our primary end customers are biopharmaceutical companies who are pursuing novel research and product development programs across a range of therapeutic modalities. We also serve government, academic and biotechnology institutions.
As of December 31, 2025, we employed a team of over 435 full-time employees, approximately 26% of whom have advanced degrees.
We primarily utilize a direct sales model in North America. International sales, primarily in Europe and the Asia Pacific-region, are generated through a combination of direct sales and third-party distributors. The percentage of our total revenue derived from customers in North America was 60.5% and 49.0% for the years ended December 31, 2025 and 2024, respectively.
We generated total revenue of $185.7 million and $259.2 million for the years ended December 31, 2025 and 2024, respectively.
Revenue by reportable segment was as follows:
TriLink: $119.8 million in 2025 and $196.3 million in 2024.
Cygnus: $ $66.0 million in 2025 and $62.8 million in 2024.
We continue to focus resources on supporting our core business segments while pursuing opportunities to expand our customer base domestically and internationally.

Selling, general, and administrative expenses were $145.1 million and $161.8 million for the years ended December 31, 2025 and 2024, respectively.
Our research and development efforts are focused on developing new products, technologies and services to meet our customers’ needs. Research and development expenses were $17.4 million and $19.2 million for the years ended December 31, 2025 and 2024, respectively. We intend to continue investing in research and development to support our customers’ demand for innovation.
2025 and Recent Developments
Acquisition of Molecular Assemblies
In January 2025, we completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) expanding TriLink’s ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats nucleic acid-based therapies, for a total purchase consideration of $11.2 million. See Note 2 to our consolidated financial statements for additional information.
Acquisition of Officinae Bio
In February 2025, we completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. We acquired Officinae for a total purchase consideration of $15.1 million. See Note 2 to our consolidated financial statements for additional information.
Executive Leadership Transition
On June 8, 2025, our Board of Directors (the “Board”) appointed Bernd Brust as the Company’s Chief Executive Officer and on June 22, 2025, the Board appointed Rajesh Asarpota as the Company’s Chief Financial Officer (these appointments are collectively referred to herein as the “Executive Leadership Transition”).
2025 Corporate Realignment Plan
Following the Executive Leadership Transition, we began conducting a comprehensive strategic review of our business operations and resource requirements. In August 2025, we implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a phased reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the WARN Act. The Company is implementing the remaining aspects of the 2025 Corporate Realignment Plan using a phased approach, with completion anticipated by the end of the third quarter of 2026.
During the year ended December 31, 2025, we incurred restructuring costs of $19.5 million, primarily related to severance and other employee-related costs, asset impairments, and professional fees.
The 2025 Corporate Realignment Plan was anticipated to lower our annualized expenses by more than $50.0 million, through reductions in headcount and non-headcount-related expenses. Since implementing the 2025 Corporate Realignment Plan, we have identified even greater savings and now anticipate we will lower our annualized expenses by more than $65.0 million.
We are currently unable to estimate the total costs associated with the phased reduction of our facilities. These costs may include, but are not limited to, losses on subleases, contract termination fees, additional asset impairments, losses on the sale or disposal of equipment or other long-lived assets, professional fees and other costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional costs, which could be material, may be incurred as we implement and progress through the phases of our restructuring plan.
See Note 3 to our consolidated financial statements for additional information.
Goodwill Impairment
In connection with preparing our financial statements for the first quarter of 2025, we performed a quantitative impairment test on the TriLink BioTechnologies reporting unit in response to impairment indicators identified during the period. The indicators of impairment primarily related to our long-term forecast which reflected lower projected near term revenues due to lower demand in research and discovery products within the TriLink BioTechnologies reporting unit and slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the result of macroeconomic pressures. Based on our interim quantitative assessment, we concluded that the TriLink BioTechnologies reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the first quarter of 2025, we recorded goodwill impairment of $12.4 million on the consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink BioTechnologies reporting unit.
In connection with preparing our financial statements for the second quarter of 2025, we performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during our forecast process. As of June 30, 2025, our long-term forecast reflected lower projected revenues within our Alphazyme reporting unit due to lower anticipated demand in enzyme products. Based on our interim quantitative impairment assessment, we concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, we recorded goodwill impairment of $30.4 million on the consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
See Note 4 to our consolidated financial statements for additional information.
Intangible Asset Impairment
In connection with preparing our financial statements for the year ended December 31, 2025, we evaluated the recoverability of our long-lived assets (including finite-lived intangible assets) in response to impairment indicators identified during the Company’s forecast process. As of December 31, 2025, our long-term forecast reflected lower projected revenues due to lower anticipated demand in enzyme products within our Alphazyme asset group. As such, we performed a recoverability test and concluded that the carrying value of this intangible asset group exceeded its fair value. As a result, we recorded intangible asset impairment totaling $25.8 million on the consolidated statements of operations.
See Note 4 to our consolidated financial statements for additional information.
Trends and Uncertainties
Prior to 2025, high-volume sales of our proprietary CleanCap® analogs for commercial phase vaccine programs substantially contributed to our results of operations and cash flows. We estimate that revenue from high-volume sales of CleanCap® for commercial phase vaccine programs represented approximately 25.4% of our total revenues for the year ended December 31, 2024. We generated no revenue from high-volume orders of CleanCap® for commercial phase vaccine programs during the year ended December 31, 2025, which had the effect of significantly decreasing our revenue, profitability and cash flows in 2025 when compared to prior year periods.
Ongoing geopolitical tensions and uncertainty surrounding U.S. global trade policy, including the imposition of increased tariffs, trade restrictions and retaliatory actions, may also negatively impact future demand for our products and services, our customers’ ability to commit funds to purchase our products and services, and in turn, our future revenues derived from those markets, particularly if such tariffs are not lifted or significantly reduced from their current levels. See more information under Item 1A. “Risk Factors—Risks Related to Our Business and Strategy.”
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
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe this performance measure is frequently used by analysts, investors and other interested parties to evaluate companies in our industry, and it facilitates comparisons of performance on a consistent basis across reporting periods. Further, we believe this performance measure is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance. Adjusted EBITDA is also a component of the financial covenant under our credit agreement that governs our ability to access more than $58.5 million in aggregate letters of credit and available borrowings under the $167.0 million revolving credit facility provided under our credit agreement (the “Revolving Credit Facility”).
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
In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP, it may not be comparable to similarly titled measures used by other companies in our industry or across different industries..
Components of Results of Operations
Revenue
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $185.7 million and $259.2 million for the years ended December 31, 2025 and 2024, respectively, through the following segments: (i) TriLink and (ii) Cygnus.
TriLink Segment
Our TriLink segment focuses on the manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. This segment also provides research products for oligonucleotide synthesis, modification, labeling and purification.
Cygnus Segment
Our Cygnus segment focuses on the manufacturing and sale of biologics safety and impurity tests and assay development services that are utilized by our customers in their biologic drug manufacturing activities.
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
Research and Development
Research and development costs primarily consist of salaries, benefits, stock-based compensation expense, outside contracted services, cost of supplies and allocated facilities costs for employees engaged in research and development of products and services. We expense all research and development costs in the period in which they are incurred. Payment made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets until the goods are received or services are rendered.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill impairment is recorded in connection with the impairment testing of our goodwill and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than the carrying amount.
Intangible asset impairment is recorded in connection with the impairment testing of our intangible assets and is performed at least annually and more frequently if changes in facts and circumstances indicate that the carrying value of the assets may exceed their respective current and expected future cash flows, on an undiscounted basis.
Restructuring
Restructuring costs primarily consist of severance and other employee-related costs, asset impairments, and professional fees.
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
Change in Payable to Related Parties Pursuant to the Tax Receivable Agreement
The Tax Receivable Agreement liability adjustment reflects changes in the Tax Receivable Agreement liability recorded in our consolidated balance sheets primarily due to changes in our estimated state apportionment and the corresponding change of our estimated state tax rate.
Other Expense
Other expense primarily consists of adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, LLC, which was completed in January 2022, and realized and unrealized gains and losses on foreign exchange transactions.
Income Tax Expense (Benefit)
As a result of our ownership of LLC Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Topco LLC and will be taxed at the prevailing corporate tax rates.

Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the consolidated statements of operations. As of December 31, 2025, we held approximately 56.8% of the outstanding LLC Units, and MLSH 1 held approximately 43.2% of the outstanding LLC Units.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024	Year-Over-Year Change
	(in thousands, except per share data)
Revenue	$185,743	$259,185	(28.3)%
Cost of revenue (1)	151,753	150,876	0.6%
Gross profit	33,990	108,309	(68.6)%

Operating expenses:
Selling, general and administrative (1)	145,118	161,771	(10.3)%
Research and development (1)	17,402	19,221	(9.5)%
Change in estimated fair value of contingent consideration	200	(2,003)	(110.0)%
Impairment of goodwill and long-lived assets	68,709	166,151	(58.6)%
Restructuring (1)	17,827	(1,214)	(1568.5)%
Total operating expenses	249,256	343,926	(27.5)%
Loss from operations	(215,266)	(235,617)	(8.6)%
Other expense, net	(19,708)	(25,865)	(23.8)%
Loss before income taxes	(234,974)	(261,482)	(10.1)%
Income tax benefit	(4,212)	(1,860)	126.5%
Net loss	$(230,762)	$(259,622)	(11.1)%
Net loss attributable to non-controlling interests	(99,989)	(114,776)	(12.9)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(130,773)	$(144,846)	(9.7)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.90)	$(1.05)
Weighted average number of Class A common shares outstanding, basic and diluted	144,360	137,906

Adjusted EBITDA (Non-GAAP financial measure)	$(31,190)	$35,922
____________________
*Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	Year-Over-Year Change
Cost of revenue	$6,760	$9,649	(29.9)%
Selling, general and administrative	22,087	36,023	(38.7)%
Research and development	3,864	4,968	(22.2)%
Restructuring	(2,537)	(1,225)	107.1%
Total stock-based compensation expense	$30,174	$49,415	(38.9)%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
TriLink	$119,787	$196,345	(39.0)%	64.5%	75.8%
Cygnus	65,956	62,840	5.0%	35.5%	24.2%
Total revenue	$185,743	$259,185	(28.3)%	100.0%	100.0%
Total revenue was $185.7 million for the year ended December 31, 2025 compared to $259.2 million for the year ended December 31, 2024, representing a decrease of $73.4 million, or 28.3%.
TriLink revenue decreased from $196.3 million for the year ended December 31, 2024 to $119.8 million for the year ended December 31, 2025, representing a decrease of $76.5 million, or 39.0%. The decrease in TriLink was primarily driven by the absence of $65.9 million of sales for high-volume CleanCap® for commercial phase vaccine programs received in 2024 that did not recur in 2025, and by lower demand for discovery products.
Cygnus revenue increased from $62.8 million for the year ended December 31, 2024 to $66.0 million for the year ended December 31, 2025, representing an increase of $3.2 million, or 5.0%. The increase was primarily driven by strength in HCP kits and qualification services and increased demand for MockV viral clearance kits.
Gross Profit
Gross profit was as follows for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Revenue	$185,743	$259,185	(28.3)%	100.0%	100.0%
Cost of revenue	151,753	150,876	0.6%	81.7%	58.2%
Gross profit	$33,990	$108,309	(68.6)%	18.3%	41.8%
Cost of revenue increased by $0.9 million from $150.9 million for the year ended December 31, 2024 to $151.8 million for the year ended December 31, 2025, or 0.6%, which was not significant.
Gross profit margin decreased by 2,350 basis points from 41.8% for the year ended December 31, 2024 to 18.3% for the year ended December 31, 2025. The decrease in gross profit margin as a percentage of sales was primarily attributable to higher facility costs, depreciation expense, and amortization expense as a percentage of sales.
Operating Expenses
Operating expenses include the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Selling, general and administrative	$145,118	$161,771	(10.3)%	78.1%	62.5%
Research and development	17,402	19,221	(9.5)%	9.4%	7.4%
Change in estimated fair value of contingent consideration	200	(2,003)	(110.0)%	0.1%	(0.8)%
Impairment of goodwill and long-lived assets	68,709	166,151	(58.6)%	37.0%	64.1%
Restructuring	17,827	(1,214)	(1568.5)%	9.6%	(0.5)%
Total operating expenses	$249,256	$343,926	(27.5)%	134.2%	132.7%

Selling, General and Administrative
Selling, general and administrative expenses decreased by $16.7 million from $161.8 million for the year ended December 31, 2024 to $145.1 million for the year ended December 31, 2025, or 10.3%. The decrease was primarily driven by decreases of $13.9 million in stock-based compensation expense driven by terminated employees and their related forfeitures, including those in connection with the Executive Leadership Transition, $2.9 million in corporate expenses, including taxes, licenses and fees, and $2.6 million in facilities expenses. These were partially offset by an increase of $2.7 million in professional service fees primarily for corporate legal services.
Research and Development
Research and development expenses decreased by $1.8 million from $19.2 million for the year ended December 31, 2024 to $17.4 million for the year ended December 31, 2025, or 9.5%. The decrease in expenses compared to the prior year was primarily driven by decreases of $1.3 million in professional service fees for contract services related to research and development studies and $1.1 million in stock-based compensation expense driven by terminated employees and their related forfeitures. These were partially offset by an increase of $0.4 million in depreciation expense and $0.2 million in facilities expenses.
Change in Estimated Fair Value of Contingent Consideration
The change in estimated fair value of contingent consideration was $0.2 million for the year ended December 31, 2025 due to a slight increase in estimated fair value of the liability for the contingent payment associated with the acquisition of Officinae.
The change in estimated fair value of contingent consideration was $2.0 million for the year ended ended December 31, 2024 due to a decrease in estimated fair value of the liability for the contingent payments associated with the acquisition of Alphazyme.
Impairment of Goodwill and Long-Lived Assets
During the year ended December 31, 2025, we recorded goodwill impairment of $12.4 million and $30.4 million for the TriLink BioTechnologies and Alphazyme reporting units, respectively, within our TriLink segment. During the year ended December 31, 2024, we recorded goodwill impairment of $154.2 million and $11.9 million for the TriLink BioTechnologies and Alphazyme reporting units, respectively, within our TriLink segment.
During the year ended December 31, 2025, we recorded intangible asset impairment of $25.8 million within our TriLink segment.
See Note 4 to our consolidated financial statements for additional information.
Restructuring
Restructuring costs for the year ended December 31, 2025 relate to the 2025 Corporate Realignment Plan. These costs include severance and other employee-related costs of $4.3 million, asset impairments of $13.0 million, and professional fees of $0.5 million. An additional $1.7 million of restructuring charges are recorded within cost of revenue on the consolidated statements of operations. See Note 3 to our consolidated financial statements for additional information.
Restructuring costs (benefit) for the year ended December 31, 2024 relate to a prior restructuring plan, which was implemented in November 2023 (the “2023 Cost Realignment Plan”). These consist of the stock-based compensation benefit recognized for the forfeiture of stock awards upon the termination of certain impacted employees.

Other Income (Expense)
Other income (expense) includes the following for the periods presented (in thousands, except percentages):

	Year Ended December 31,			Percentage of Revenue
	2025	2024	Year-Over-Year Change	2025	2024
Interest expense	$(26,992)	$(47,700)	(43.4)%	(14.5)%	(18.4)%
Interest income	11,436	27,403	(58.3)%	6.2%	10.5%
Loss on extinguishment of debt	—	(3,187)	*	—%	(1.2)%
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(40)	*	—%	0.0%
Other expense	(4,152)	(2,341)	77.4%	(2.3)%	(0.9)%
Total other expense, net	$(19,708)	$(25,865)	(23.8)%	(10.6)%	(10.0)%
____________________
*Not meaningful
Total other expense was $19.7 million for the year ended December 31, 2025 compared to $25.9 million for the year ended December 31, 2024, representing a decrease of $6.2 million, or 23.8%. The $20.7 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in December 2024, was offset by a $16.0 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment. The decrease in other expense was also driven by a loss on extinguishment of debt of $3.2 million, primarily driven by the write-off of pre-existing deferred financing costs as a result of the voluntary prepayment on the Term Loan, partially offset by a $1.8 million increase relating to adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. Our CODM reviews segment performance along with forecasts and other non-financial information in our annual budgeting process. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
As of December 31, 2025, substantially all of our long-lived assets were located within the United States.

The following schedules include revenue, expenses, and adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2025
	TriLink	Cygnus	Total
Revenue	$119,787	$65,956	$185,743

Less:
Cost of revenue (1)	93,053	11,747
Selling and marketing (1)	22,150	3,075
General and administrative (1)	18,361	4,903
Research and development (1)	9,353	1,987
Other segment items (2)	19	4
Adjusted EBITDA for reportable segments	(23,149)	44,240	$21,091
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Corporate costs			(52,281)
Amortization			(27,951)
Depreciation			(23,558)
Interest expense			(26,992)
Interest income			11,436
Other adjustments:
Acquisition contingent consideration			(200)
Acquisition integration costs			(3,104)
Stock-based compensation			(30,174)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,024)
Impairment of goodwill and long-lived assets			(68,709)
Property and equipment impairment			(1,216)
Restructuring costs (4)			(22,064)
Other			(3,876)
Loss before income taxes			$(234,974)

	Year Ended December 31, 2024
	TriLink	Cygnus	Total
Revenue	$196,345	$62,840	$259,185

Less:
Cost of revenue (1)	94,694	9,918
Selling and marketing (1)	20,722	2,921
General and administrative (1)	20,370	4,197
Research and development (1)	9,713	1,960
Other segment items (2)	33	3
Adjusted EBITDA for reportable segments	50,813	43,841	$94,654
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Corporate costs			(58,732)
Amortization			(27,531)
Depreciation			(20,852)
Interest expense			(47,700)
Interest income			27,403
Other adjustments:
Acquisition contingent consideration			2,003
Acquisition integration costs			(5,559)
Stock-based compensation			(49,415)
Merger and acquisition related expenses			(1,728)
Loss on extinguishment of debt			(3,187)
Acquisition related tax adjustment			(2,306)
Tax Receivable Agreement liability adjustment			(40)
Impairment of goodwill and long-lived assets			(166,151)
Restructuring costs (4)			(11)
Other			(2,330)
Loss before income taxes			$(261,482)
___________________
(1)Expenses are adjusted to remove the impact of certain items, including interest, taxes, depreciation and amortization, certain non-cash items and other adjustments. Management believes these do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized loss on foreign exchange transactions.
(3)For the year ended December 31, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item.
(4)For the years ended December 31, 2025, 2024 and 2023, stock-based compensation benefit of $2.5 million, $1.2 million, and $0.1 million, respectively, related to forfeited stock awards in connection with restructuring actions is included on the stock-based compensation line item. For the year ended December 31, 2025, inventory impairment of $1.7 million recorded within cost of revenue on the consolidated statements of operations is included in the restructuring costs line item.
There was no intersegment revenue during the years ended December 31, 2025 and 2024.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP measure, is set forth below (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(230,762)	$(259,622)
Add:
Amortization	27,951	27,531
Depreciation	23,558	20,852
Interest expense	26,992	47,700
Interest income	(11,436)	(27,403)
Income tax benefit	(4,212)	(1,860)
EBITDA	(167,909)	(192,802)
Acquisition contingent consideration (1)	200	(2,003)
Acquisition integration costs (2)	3,104	5,559
Stock-based compensation (3)	30,174	49,415
Merger and acquisition related expenses (4)	1,270	1,728
Loss on extinguishment of debt (5)	—	3,187
Acquisition related tax adjustment (6)	4,082	2,306
Tax Receivable Agreement liability adjustment (7)	—	40
Executive leadership transition costs (8)	2,024	—
Impairment of goodwill and long-lived assets (9)	68,709	166,151
Property and equipment impairment (10)	1,216	—
Restructuring costs (11)	22,064	11
Other (12)	3,876	2,330
Adjusted EBITDA	$(31,190)	$35,922
____________________
(1)Refers to the change in the estimated fair value of contingent consideration related to completed acquisitions.
(2)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of, the Company’s acquisition of MyChem, LLC (“MyChem”) and Alphazyme, LLC (“Alphazyme”), which were completed in January 2022 and January 2023, respectively. These retention payments arise from the Company’s agreements executed in connection with its acquisitions of MyChem and Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of these companies remain present and participate in integration of the acquired businesses during the integration and knowledge transfer periods. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continued to be employed by the Company. The Company agreed to pay the sellers of MyChem retention payments totaling $20.0 million as of the second anniversary of the closing of the acquisition date as long as two senior employees (who were also the sellers of MyChem) continued to be employed by TriLink BioTechnologies. The Company recognized compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $2.7 million (Alphazyme) and $5.2 million (MyChem $1.8 million; Alphazyme $3.4 million) for the years ended December 31, 2025 and 2024, respectively. Retention expenses for MyChem concluded in the first quarter of 2024, and following the payments in the first quarter of 2024, there are no further retention expenses payable for MyChem. Retention expenses for Alphazyme concluded in the fourth quarter of 2025, and following the payments in the fourth quarter of 2025, there are no further retention expenses payable for Alphazyme. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of December 31, 2025.
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

(8)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For the year ended December 31, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item.
(9)Refers to the goodwill and intangible asset impairment recorded for our TriLink segment.
(10)Refers to non-cash charges to write-down surplus laboratory equipment to estimated fair value, less costs to sell.
(11)Refers to restructuring costs associated with the 2025 Corporate Realignment Plan and 2023 Cost Realignment Plan. For the years ended December 31, 2025, 2024 and 2023, stock-based compensation benefit of $2.5 million, $1.2 million, and $0.1 million, respectively, related to forfeited stock awards in connection with restructuring actions is included on the stock-based compensation line item. For the year ended December 31, 2025, inventory impairment of $1.7 million recorded within cost of revenue on the consolidated statements of operations is included in the restructuring costs line item.
(12)For the year ended December 31, 2025, refers to severance payments of $1.3 million, inventory step-up charges in connection with the acquisition of Alphazyme of $1.5 million, legal costs of $0.8 million, and other non-recurring costs that are deemed to be outside of the ordinary course of business. For the year ended December 31, 2024, refers to the loss on abandoned projects of $0.7 million, severance payments of $0.2 million, inventory step-up charges and certain other adjustments in connection with the acquisition of Alphazyme of $0.8 million, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of December 31, 2025, investment entities affiliated with GTCR, LLC (“GTCR”) collectively controlled approximately 51% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We made cash distributions of $0.5 million during the year ended December 31, 2024 for tax liabilities to MLSH 1, which is controlled by investment entities affiliated with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries. We did not make any such cash distributions during the year ended December 31, 2025.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of December 31, 2025, there was no current liability outstanding under the TRA.
As of December 31, 2023, the Company had derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position as of December 31, 2025 and 2024. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We did not make any payments to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2025. We made payments of $7.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2024, of which $0.2 million is related to interest. This determination was based on our taxable income for the year ended December 31, 2023.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.

As of December 31, 2025, we had cash and cash equivalents of $216.9 million and retained earnings of $10.1 million.
We have historically relied on revenue derived from product and services sales, and proceeds from equity and debt financings to fund our operations.
Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make tax distributions to MLSH 1, make TRA payments to MLSH 1 and MLSH 2 and make interest payments and mandatory principal payments on our long-term debt.
We plan to utilize our existing cash on hand primarily to fund our commercial and marketing activities associated with our products and services, and continued research and development initiatives. We believe our cash on hand and continued access to our credit facilities, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
We expect to make cash payments of approximately $2.2 million using existing cash on hand, primarily through the first half of 2026, for restructuring costs associated with the 2025 Corporate Realignment Plan.
As a result of our ownership of LLC Units, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Topco LLC and is taxed at prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations, and we may be required to make payments under the TRA with MLSH 1 and MLSH 2. We expect to fund these payments, if any, using cash on hand and cash generated from operations. We do not expect any probable future payments under the TRA relating to the purchase by the Company of LLC Units from MLSH 1 and the corresponding tax attributes. This determination was based on our taxable income for the year ended December 31, 2025.
During the years ended December 31, 2025 and 2024, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies since a valuation allowance has been recorded against our deferred tax assets, and we do not believe we will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. If we had determined that making a payment under the TRA and generating sufficient future taxable income was probable, we would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $706.2 million in the consolidated balance sheet. Future payments in respect of subsequent exchanges or financings and tax attributes relating to the purchase by the Company of LLC Units from MLSH 1 would be in addition to this amount and may be substantial. The foregoing numbers are estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
As a result of a change of control, material breach, or our election to terminate the TRA early, we could be required to make certain and immediate cash payments to MLSH 1 and MLSH 2. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the year ended December 31, 2025. We made cash distributions of $0.5 million during the year ended December 31, 2024 for tax liabilities to MLSH 1 under the LLC Operating Agreement.
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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2025.
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
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of December 31, 2025.
Tax Receivable Agreement
We are a party to the TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, IPO and any subsequent purchases or exchanges of LLC Units.
As of December 31, 2025, we did not have a current liability under the TRA. This determination was based on our estimate of taxable income for the year ended December 31, 2024. We may record additional liabilities under the TRA when LLC Units are exchanged in the future and as our estimates of the future utilization of the Tax Attributes, net operating losses and other tax benefits change. We expect to make payments under the TRA, to the extent they are required, within 125 days after the extended due date of our U.S. federal income tax return for such taxable year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate of LIBOR (or, if LIBOR ceases to be published, a Replacement Rate) plus 100 basis points. Generally, any late payments will continue to accrue interest at LIBOR (or a Replacement Rate, as applicable) plus 500 basis points until such payments are made. Given the cessation of LIBOR, we transitioned to the Secured Overnight Financing Rate ("SOFR") as the applicable Replacement Rate as allowable under the TRA.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(57,573)	$7,465
Investing activities	(31,405)	(24,316)
Financing activities	(16,499)	(235,712)
Effects of exchange rate changes on cash	(32)	—
Net decrease in cash and cash equivalents	$(105,509)	$(252,563)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $57.6 million, which was primarily attributable to a net loss of $230.8 million and a net cash outflow from the change in our operating assets and liabilities of $8.0 million. These were partially offset by non-cash impairment of $84.6 million, non-cash depreciation and amortization of $51.5 million, non-cash stock-based compensation of $30.2 million, non-cash amortization of operating lease right-of-use assets of $9.0 million, non-cash acquisition related tax adjustment of $4.1 million, and non-cash amortization of deferred financing costs of $1.7 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $31.4 million, which was primarily comprised of cash outflows of $13.1 million for property and equipment purchases, offset by proceeds from government assistance allocated to property and equipment of $0.7 million, net cash consideration paid for the acquisition of assets from Molecular of $8.9 million and acquisition of Officinae of $10.1 million.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $16.5 million, which was primarily attributable to $5.4 million of principal repayments of long-term debt, $4.9 million of tax payments related to shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, $4.8 million paid to the sellers of Officinae for the Milestone Consideration, the $2.0 million holdback amount paid to the Molecular sellers, and $0.8 million of payments of finance lease liabilities. These were partially offset by proceeds from the interest rate cap agreement of $1.4 million.
Capital Expenditures
Effective December 31, 2025, we refined our definition of capital expenditures to include: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; (ii) the change in property and equipment included in accounts payable and accrued expenses and (iii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the year ended December 31, 2025 totaled $13.5 million, which is net of government funding of $0.7 million. Capital expenditures for the year ending December 31, 2026 are projected to be in the range of $4.0 million to $6.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$46,887	$10,474	$18,138	$14,735	$3,540
Finance leases (2)	27,763	3,530	7,380	7,830	9,023
Debt obligations (3)	294,240	5,440	288,800	—	—
Other (4)	1,897	1,504	178	178	37
Total	$370,787	$20,948	$314,496	$22,743	$12,600
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
Critical Accounting Estimates
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions and any such difference may be material.
Our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements. We believe the following discussion addresses our most critical accounting estimates used in the preparation of our consolidated financial statements, which require subjective and complex judgments.
Goodwill
In connection with preparing our financial statements for the first and second quarters of 2025, we performed quantitative impairment tests on the TriLink BioTechnologies and Alphazyme reporting units, respectively, in response to impairment indicators identified during the respective periods. We performed the impairment tests using a combination of the income and the market approach to determine whether the fair value of the reporting units were less than their respective carrying values. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models included, but are not limited to, discount rates, revenue projections and EBITDA margins. These assumptions were developed in light of then-current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition and future economic conditions. The results of the quantitative analysis indicated that the fair value of the reporting units did not exceed their respective carrying values, and as a result, we recorded goodwill impairment of $12.4 million and $30.4 million, during the first and second quarters of 2025, respectively.
Recoverability and Impairment of Long-Lived Assets
In connection with preparing our financial statements for the year ended December 31, 2025, we evaluated the recoverability of our long-lived assets (including finite-lived intangible assets) in response to impairment indicators identified during our forecast process. As such, we performed a recoverability test for our Alphazyme asset group, which indicated that the carrying value exceeded the recoverable amount, requiring us to determine the fair value of the asset group using a weighted discounted cash flow and market approach model. The significant assumptions in the discounted cash flow model included, but are not limited to, discount rate, revenue projections, and EBITDA margins. Based on the results of the valuation, the Company recorded an impairment to intangible assets within the asset group of $25.8 million on the consolidated statements of operations.
Recognition of Intangible Assets as Part of a Business Combination
We account for our business combinations using the acquisition method of accounting which requires that the assets acquired and liabilities assumed of acquired businesses be recorded at their respective fair values at the date of acquisition. Determining the fair value of intangible assets acquired requires management to use significant judgment and estimates.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2025, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 10 to our consolidated financial statements). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $294.2 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of December 31, 2025. For the year ended December 31, 2025, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $3.0 million.
We had cash and cash equivalents of $216.9 million as of December 31, 2025. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.

Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although approximately 40.3% of our revenue for the year ended December 31, 2025 was derived from international sales, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Maravai LifeSciences Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Intangible Assets — Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company evaluated the recoverability of long-lived assets in response to impairment indicators identified during their forecast process. A recoverability test was performed for the Alphazyme asset group (“the asset group”), which indicated that the carrying value exceeded the recoverable amount, requiring the Company to determine the fair value of the asset group. Management determined the fair value of the asset group using a weighted discounted cash flow and market approach model. The significant assumptions in the discounted cash flow model include the discount rate, revenue projections, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on the fair value of the asset group and the amount of any impairment charge. As a result of the valuation, the Company recognized impairment of $25.8 million within impairment of goodwill and intangible assets on the consolidated statements of operations.

We identified the valuation of the asset group as a critical audit matter because of the significant judgments and assumptions management makes in estimating the fair value. This required an increased extent of effort when performing audit procedures to evaluate the reasonableness of management's assumptions including the discount rate, revenue projections and EBITDA margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the asset group included the following, among others:

•We tested the effectiveness of controls over management's impairment evaluation, which includes management’s review of the discount rate, revenue projections and EBITDA margins.

•We evaluated the reasonableness of management's forecasts by comparing revenue projections and EBITDA margins to:

◦The Company's business strategies and growth plans;

◦Historical results and trends; and

◦Industry reports.

•With the assistance of our fair value specialists, we evaluated the valuation methodologies and the discount rate used in determining the present value of the expected cash flows by developing independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

San Diego, CA
February 26, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Maravai LifeSciences Holdings, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2016 to 2025.

San Mateo, California

March 18, 2025

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$216,890	$322,399
Accounts receivable, net	25,498	38,520
Inventory	40,495	50,082
Prepaid expenses and other current assets	13,368	18,145
Total current assets	296,251	429,146
Property and equipment, net	151,479	164,474
Goodwill	129,429	159,878
Intangible assets, net	151,543	194,957
Other assets	41,875	59,789
Total assets	$770,577	$1,008,244
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,910	$11,957
Accrued expenses and other current liabilities	36,567	39,574
Current portion of long-term debt	5,440	5,440
Total current liabilities	44,917	56,971
Long-term debt, less current portion	286,331	290,492
Finance lease liabilities, less current portion	30,141	31,106
Other long-term liabilities	36,477	52,466
Total liabilities	397,866	431,035
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 145,324 and 141,976 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,453	1,420
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 shares issued and outstanding as of December 31, 2025 and 2024	1,107	1,107
Additional paid-in capital	199,177	181,874
Retained earnings	10,118	140,891
Accumulated other comprehensive income	524	—
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	212,379	325,292
Non-controlling interest	160,332	251,917
Total stockholders’ equity	372,711	577,209
Total liabilities and stockholders’ equity	$770,577	$1,008,244
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$185,743	$259,185	$288,945
Cost of revenue	151,753	150,876	148,743
Gross profit	33,990	108,309	140,202

Operating expenses:
Selling, general and administrative	145,118	161,771	151,390
Research and development	17,402	19,221	17,280
Change in estimated fair value of contingent consideration	200	(2,003)	(3,286)
Impairment of goodwill and long-lived assets	68,709	166,151	—
Restructuring	17,827	(1,214)	6,466
Total operating expenses	249,256	343,926	171,850
Loss from operations	(215,266)	(235,617)	(31,648)
Other income (expense):
Interest expense	(26,992)	(47,700)	(45,892)
Interest income	11,436	27,403	27,727
Loss on extinguishment of debt	—	(3,187)	—
Change in payable to related parties pursuant to the Tax Receivable Agreement	—	(40)	668,886
Other expense	(4,152)	(2,341)	(1,337)
(Loss) income before income taxes	(234,974)	(261,482)	617,736
Income tax (benefit) expense	(4,212)	(1,860)	756,111
Net loss	(230,762)	(259,622)	(138,375)
Net loss attributable to non-controlling interests	(99,989)	(114,776)	(19,346)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(130,773)	$(144,846)	$(119,029)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.90)	$(1.05)	$(0.90)
Weighted average number of Class A common shares outstanding, basic and diluted	144,360	137,906	131,919
The accompanying notes are an integral part of these consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(230,762)	$(259,622)	$(138,375)
Other comprehensive income:
Foreign currency translation adjustments	924	—	—
Total other comprehensive loss	(229,838)	(259,622)	(138,375)
Comprehensive loss attributable to non-controlling interests	(99,589)	(114,776)	(19,346)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(130,249)	$(144,846)	$(119,029)
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
December 31, 2022	131,692	$1,317	123,669	$1,237	$137,898	$404,766	$—	$360,025	$905,243
Effects of Structuring Transactions	—	—	(4,575)	(46)	(25,404)	—	—	26,392	942
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	536	5	—	—	116	—	—	—	121
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	754	—	—	(754)	—
Stock-based compensation	—	—	—	—	18,167	—	—	16,421	34,588
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	—	(9,607)	(9,607)
Impact of change to deferred tax asset associated with cash contribution to Topco LLC	—	—	—	—	(3,028)	—	—	—	(3,028)
Net loss	—	—	—	—	—	(119,029)	—	(19,346)	(138,375)
December 31, 2023	132,228	1,322	119,094	1,191	128,503	285,737	—	373,131	789,884
Effect of exchange of LLC Units	8,410	84	(8,410)	(84)	26,004	—	—	(26,004)	—
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1,338	14	—	—	(1,988)	—	—	—	(1,974)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	2,349	—	—	(2,349)	—
Stock-based compensation	—	—	—	—	27,006	—	—	22,409	49,415
Distribution for tax liabilities to non-controlling interest holder	—	—	—	—	—	—	—	(494)	(494)
Net loss	—	—	—	—	—	(144,846)	—	(114,776)	(259,622)
December 31, 2024	141,976	1,420	110,684	1,107	181,874	140,891	—	251,917	577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	3,348	33	—	—	(4,877)	—	—	—	(4,844)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	5,106	—	—	(5,106)	—
Stock-based compensation	—	—	—	—	17,074	—	—	13,100	30,174
Refund for tax liabilities from non-controlling interest holder	—	—	—	—	—	—	—	10	10
Net loss	—	—	—	—	—	(130,773)	—	(99,989)	(230,762)
Foreign currency translation adjustment	—	—	—	—	—	—	524	400	924
December 31, 2025	145,324	$1,453	110,684	$1,107	$199,177	$10,118	$524	$160,332	$372,711
The accompanying notes are an integral part of the consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(230,762)	$(259,622)	$(138,375)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	23,558	20,852	12,898
Amortization of intangible assets	27,951	27,531	27,356
Amortization of operating lease right-of-use assets	8,963	8,482	8,527
Amortization of deferred financing costs	1,654	2,896	2,929
Stock-based compensation expense	30,174	49,415	34,588
Loss on extinguishment of debt	—	3,187	—
Deferred income taxes	(20)	11	754,942
Change in estimated fair value of contingent consideration	—	(2,003)	(3,286)
Impairment	84,597	166,151	—
Revaluation of liabilities under the Tax Receivable Agreement	—	40	(668,886)
Acquisition related tax adjustment	4,082	2,306	1,293
Other	212	833	(3,606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,816	14,359	84,395
Inventory	7,999	377	649
Prepaid expenses and other current assets	1,626	1,813	7,275
Other assets	181	153	861
Accounts payable	(7,347)	723	5,284
Accrued expenses and other current liabilities	(4,626)	(23,740)	15,358
Other long-term liabilities	(18,631)	(6,299)	(15,978)
Net cash (used in) provided by operating activities	(57,573)	7,465	126,224
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	(18,990)	—	(69,622)
Purchases of property and equipment	(13,149)	(29,658)	(65,553)
Proceeds from government assistance allocated to property and equipment	734	7,142	12,865
Other investing activities, net	—	(1,800)	—
Net cash used in investing activities	(31,405)	(24,316)	(122,310)
Financing activities:
Refunds (distributions) for tax liabilities to non-controlling interests holder	10	(494)	(9,607)
Principal repayments of long-term debt	(5,440)	(234,393)	(5,440)
Financing costs paid to acquire long-term debt	—	(1,241)	—
Proceeds from interest rate cap agreement	1,375	9,287	6,168
Payments of acquisition related contingent consideration and consideration holdback	(6,800)	—	(9,706)
Payments pursuant to the Tax Receivable Agreement	—	(7,109)	(42,153)
Other financing activities, net	(5,644)	(1,762)	(352)
Net cash used in financing activities	(16,499)	(235,712)	(61,090)
Effects of exchange rate changes on cash	(32)	—	—
Net decrease in cash and cash equivalents	(105,509)	(252,563)	(57,176)
Cash and cash equivalents, beginning of period	322,399	574,962	632,138

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents, end of period	$216,890	$322,399	$574,962

Supplemental cash flow information:
Cash paid for interest	$24,976	$50,973	$44,256
Cash (refunded) paid for income taxes, net	$(555)	$670	$(2,987)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$3,669	$2,616	$2,011
Accrued receivable for capital expenditures to be reimbursed under a government contract	$—	$734	$1,118
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$—	$32,862
Right-of-use assets obtained in exchange for operating lease liabilities	$463	$1,287	$3,931
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$—	$5,289
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
The Company is headquartered in San Diego, California and operates in two principal businesses: TriLink and Cygnus. Our TriLink business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core TriLink offerings include messenger ribonucleic acid (“mRNA”), our proprietary CleanCap® capping and ModTail™ poly(A) tail modification technologies, long and short oligonucleotides, our oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Cygnus business sells biologic safety testing products and highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific antibody and assay development services.
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
The Company is the sole managing member of Topco LLC, which operates and controls TriLink Biotechnologies, LLC (“TriLink BioTechnologies”), Glen Research, LLC, Cygnus Technologies, LLC and Alphazyme, LLC (“Alphazyme”) and their respective subsidiaries.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the valuation and impairment assessments of our long-lived assets (including goodwill, right-of-use assets, intangible assets, and property and equipment), the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 14), the realizability of our net deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, and determination of fair value of contingent consideration. Actual results could differ materially from those estimates.
Revenue Recognition
The Company generates revenue primarily from the sale of products, and to a much lesser extent, services in the fields of nucleic acid production and biologics safety testing. Products are sold primarily through a direct sales force and through distributors in certain international markets where the Company does not have a direct commercial presence.
Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Generally, payments from customers are due when goods and services are transferred.
The Company’s revenue is predominantly recognized at a single point in time, generally upon transferring control to the customer or distributor. Distributors are the principal in all sales transactions with their customers. Revenue from contracts for certain custom nucleic acid products and custom antibody development contracts with an enforceable right to payment is recognized over time, using a cost-to-cost input method over the period of manufacture.
The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.
The Company elected the practical expedient to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were immaterial for each period presented.
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
Shipping and handling costs, which are charged to customers, are included in revenue. Shipping and handling charges were approximately $4.3 million, $4.1 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Freight and supplies costs directly associated with shipping products to customers are included as a component of cost of revenue.

Contract costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred when the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. The costs to fulfill the contracts are determined to be immaterial.
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing, and the Company records contract receivables when it has an unconditional right to consideration. There were no contract asset balances as of December 31, 2025 or 2024.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue. Customer deposits, which are included in accrued expenses and other current liabilities, are recorded when cash payments are received or due in advance of performance. Deferred revenue, which is also included in accrued expenses and other current liabilities, is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $3.0 million and $3.3 million as of December 31, 2025 and 2024, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the year ended December 31, 2025, the Company recognized $2.0 million of revenue that was included in the contract liabilities balance of $3.3 million as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $3.7 million of revenue that was included in the contract liabilities balance of $5.5 million as of December 31, 2023.
Disaggregation of Revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Year Ended December 31, 2025
	TriLink	Cygnus	Total
North America	$85,225	$27,152	$112,377
Asia Pacific	19,486	21,988	41,474
Europe, the Middle East and Africa	14,798	16,123	30,921
Latin and Central America	278	693	971
Total revenue	$119,787	$65,956	$185,743

	Year Ended December 31, 2024
	TriLink	Cygnus	Total
North America	$100,367	$26,723	$127,090
Asia Pacific	69,322	20,056	89,378
Europe, the Middle East and Africa	26,446	15,609	42,055
Latin and Central America	210	452	662
Total revenue	$196,345	$62,840	$259,185

	Year Ended December 31, 2023
	TriLink	Cygnus	Total
North America	$114,459	$26,596	$141,055
Asia Pacific	75,716	21,725	97,441
Europe, the Middle East and Africa	34,390	15,532	49,922
Latin and Central America	204	323	527
Total revenue	$224,769	$64,176	$288,945
Revenue attributed to United States customers was $110.9 million, $123.7 million and $137.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total revenue is attributed to geographic regions based on the country in which our customers are located or the bill-to location of the transaction.

Research and Development
Research and development (“R&D”) expenses include personnel costs, including salaries, benefits and stock-based compensation for laboratory personnel, outside contracted services, and costs of supplies. R&D costs are expensed as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs incurred were approximately $4.2 million, $3.5 million and $2.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Restructuring Costs
Restructuring costs are comprised of severance and other employee-related costs, asset impairments, and professional fees.
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
Stock-Based Compensation
The Company recognizes stock-based compensation for all equity awards made to employees, non-employee directors and contractors based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period, which is typically between one to four years. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.
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
For performance stock units (“PSUs”) which are subject to service and market conditions, compensation expense is measured based on the fair value of the award on the date of grant, and expense is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. If the grantee is terminated prior to meeting the requisite service conditions, any previously recognized expense is reversed. The Company estimates the fair value of PSUs using the Monte Carlo simulation model. The assumptions used in estimating the fair value of these awards, such as expected term, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
Income Taxes
We are subject to U.S. federal and state income taxes. We are the controlling member of Topco LLC, which is treated as a partnership for U.S. federal and state income tax purposes. Topco LLC’s wholly-owned subsidiary, Maravai LifeSciences International Holdings, Inc., is a taxpaying entity for U.S. and foreign jurisdictions and had limited activity subject to a transfer pricing arrangement during the year ended December 31, 2025. Topco LLC’s other subsidiaries are treated as pass-through entities for federal and state income tax purposes. The income or loss generated by these entities is not taxed at the Topco LLC level. As required by U.S. tax law, income or loss generated by these LLCs passes through to their owners. As such, our tax provision consists solely of the activities of Maravai LifeSciences International Holdings, Inc., as well as our share of income or loss generated by Topco LLC.
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
We accrue a liability for the payable to related parties for the TRA and a reduction to stockholders’ equity, when it is deemed probable that the Tax Attributes will be used to reduce our taxable income, as the contractual percentage of the benefit of Tax Attributes that we expected to receive over a period of time. The current portion, if any, of the liability is the amount estimated to be paid within one year of the consolidated balance sheet date. For purposes of estimating the value of the payable to related parties for the TRA, the tax benefit deemed realized by us and payable to MLSH 1 and MLSH 2 is computed by taking 85% of the difference between our undiscounted forecasted cash income tax liability over the term of benefit of the Tax Attributes and the forecasted amount of such taxes that we would have been required to pay had there been no Tax Attributes. The TRA applies to each of our taxable years, beginning with the taxable year that the TRA is entered into. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement. We may record additional liabilities under the TRA when LLC Units of Topco LLC are exchanged in the future and as our estimates of the future utilization of the tax benefits change. If, due to a change in facts, these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRA. In this scenario, the reduction of the liability under the TRA would result in a benefit to our consolidated statements of operations. Subsequent adjustments to the payable to related parties for the TRA based on changes in anticipated future taxable income are recorded in our consolidated statements of operations.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
We are the sole managing member of Topco LLC. As of December 31, 2025, we held approximately 56.8% of the outstanding LLC Units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 43.2% of the outstanding LLC Units of Topco LLC. Therefore, we report non-controlling interests based on the percentage of LLC Units of Topco LLC held by MLSH 1 on our consolidated balance sheet as of December 31, 2025. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and consolidated statements of comprehensive (loss) income.

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
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement put in place at the date of the Organizational Transactions (the “LLC Operating Agreement”). The LLC Operating Agreement includes a provision requiring cash distributions enabling its owners, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the year ended December 31, 2025. Cash distributions of $0.5 million and $9.6 million for tax liabilities were made to MLSH 1 during the years ended December 31, 2024 and 2023, respectively.
Segment Information
The Company has two reportable segments, which are the same as its operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM, its Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. Substantially all of our long-lived assets are located in the United States.
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
The allowance for credit losses was $0.8 million and $1.2 million as of December 31, 2025 and 2024, respectively. Write-offs of accounts receivable were not significant during the years ended December 31, 2025 and 2023. Write-offs of accounts receivable were $2.0 million during the year ended December 31, 2024. Recoveries were not significant during any of the periods presented.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and impairment losses, if any. Depreciation is computed using the straight-line method over the following estimated useful lives:

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
As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of December 31, 2025 or 2024, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 5 for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.
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
Leases
The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a finance lease or operating lease. Finance leases with a term greater than one year are included in property and equipment, accrued expenses and other current liabilities, and finance lease liabilities, less current portion on our consolidated balance sheets. Operating leases with a term greater than one year are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities on our consolidated balance sheets. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one year or less.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable, net
	Years Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
Nacalai USA, Inc.	*	20.8%	19.3%	12.0%	36.8%
____________________
*Less than 10%
For the years ended December 31, 2024 and December 31, 2023, all of the revenue recorded for Nacalai USA, Inc. was generated by the TriLink segment.
Net Loss per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc. is computed by dividing net loss attributable to us by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for all periods presented.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and is complying with the related disclosure requirements (see Note 14).
Recently Issued Accounting Pronouncements Not Yet Adopted
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
2.Acquisitions
Molecular Assemblies
On January 23, 2025, the Company completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) expanding TriLink Biotechnologies, LLC’s ability to enable customers to develop next-generation mRNA and clustered regularly interspaced short palindromic repeats (“CRISPR”) nucleic acid-based therapies. The acquisition complemented the Company’s product portfolio and manufacturing capabilities, helped vertically integrate the Company’s supply chain and expanded its product offerings for inputs used in the development of therapeutics and vaccines.
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
For the year ended December 31, 2025, the Company incurred $0.7 million in transaction costs associated with the acquisition of assets from Molecular, which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire the assets from Molecular consisted of the following (in thousands):

Cash paid	$9,212
Consideration payable	2,000
Total consideration transferred	$11,212
Pursuant to the Molecular Assemblies Asset Purchase Agreement (the “Molecular APA”), the Company maintained an indemnity and adjustment holdback of $2.0 million for the purpose of providing security against any adjustments to the amounts at closing. The indemnity holdback period extended to the later of six months from the closing date or when Molecular met certain conditions, as defined in the Molecular APA, related to the wind down of Molecular. The indemnity holdback period expired during the third quarter of 2025, and consequently, the $2.0 million holdback amount was fully paid to the Molecular sellers.
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
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with vertical supply integration. All of the goodwill acquired in connection with the acquisition of Molecular was allocated to the Company’s TriLink segment. All of the goodwill recognized is expected to be deductible for income tax purposes.
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
Revenue and earnings from the assets acquired from Molecular included in the Company’s consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the years ended December 31, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s consolidated revenues and net loss for the respective periods.
Officinae Bio
On February 21, 2025, the Company completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”), a privately held technology company with a proprietary digital platform designed with artificial intelligence and machine learning capabilities to support the biological design of therapeutics. The acquisition complemented the Company’s product portfolio and manufacturing capabilities by assisting TriLink BioTechnologies customers to design and purchase the Company’s products.
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
For the year ended December 31, 2025, the Company incurred $0.5 million in transaction costs associated with the acquisition of Officinae, which were recorded within selling, general and administrative expenses in the consolidated statements of operations.
The acquisition date fair value of consideration transferred to acquire Officinae consisted of the following (in thousands):

Cash paid	$9,930
Consideration payable	331
Fair value of contingent consideration	4,800
Total consideration transferred	$15,061
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. The acquisition date estimated fair value for the Milestone Consideration of $4.8 million was developed at a 100.0% probability of achievement and by discounting future net cash flows to their present value at a discount rate of 7.3%, which is a Level 3 input (see Note 5). The Earnout Considerations had no probability of achievement at the acquisition date and at December 31, 2025, the value was not measurable.
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
The acquisition was accounted for under the acquisition method of accounting, and therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values as of the acquisition date. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill. Goodwill is primarily attributable to expanded synergies expected from the acquisition associated with integrating Officinae’s technology platform and manufacturing processes with the Company’s product offerings and assembled workforce. All of the goodwill acquired in connection with the acquisition of Officinae was allocated to the Company’s TriLink segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
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
Revenue and earnings from Officinae included in the Company’s consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the years ended December 31, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s consolidated revenues and net loss for the respective periods.
Alphazyme, LLC
On January 18, 2023, the Company completed the acquisition of Alphazyme, LLC (“Alphazyme”). Pursuant to the Securities Purchase Agreement (the “Alphazyme SPA”) between the Company and sellers of Alphazyme, additional payments to the sellers of Alphazyme were dependent upon meeting or exceeding defined revenue targets during fiscal years 2023 through 2025 (the “Alphazyme Performance Payments”). Each of the three performance periods applicable to the Alphazyme Performance Payments ended as of December 31, 2025 and it was determined that the defined revenue targets were not achieved. Consequently, no payments were made to the sellers of Alphazyme.
The Alphazyme SPA also provided that the Company pay certain employees of Alphazyme an additional amount totaling up to $9.3 million (the “Alphazyme Retention Payments”) as of various dates but primarily through December 31, 2025 as long as these individuals continue to be employed by the Company. For the years ended December 31, 2025 and 2024, the Company recorded $1.0 million and $1.1 million, respectively, of compensation expense related to the Alphazyme Retention Payments within cost of revenue in the consolidated statements of operations. For the year ended December 31, 2023, such amount was not material. For each of the years ended December 31, 2025 and 2024, the Company recorded $1.7 million of compensation expense related to the Alphazyme Retention Payments within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, retention expenses for Alphazyme concluded and the Company had fully paid the Alphazyme Retention Payments. There will be no further expense or payments under this arrangement.
Revenue and earnings from Alphazyme included in the Company’s consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the years ended December 31, 2025 and 2024 has been presented as the impact was determined not to be material to the Company’s consolidated revenues and net loss for the respective periods.
3.Restructuring
In August 2025, the Company implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a phased reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that it believes will deliver sustainable long-term growth, including improving its e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”). The Company is implementing the remaining aspects of the 2025 Corporate Realignment Plan using a phased approach, with completion anticipated by the end of the third quarter of 2026.
The Company’s restructuring charges by segment and unallocated corporate costs were as follows for the year ended December 31, 2025 (in thousands):

	Severance and Other Employee Costs	Asset Impairments(1)	Professional Fees	Total
TriLink	$2,620	$10,816	$379	$13,815
Cygnus	51	—	3	54
Corporate	1,677	3,855	126	5,658
Total (2)	$4,348	$14,671	$508	$19,527
____________________
(1)During the fourth quarter of 2025, the Company vacated certain of its facilities in San Diego, California and recorded impairment of long-lived assets totaling $8.3 million ($4.8 million for operating lease right-of-use assets and $3.5 million for property and equipment) within restructuring on the consolidated statements of operations. This reflects the excess of the long-lived assets’ carrying values over their respective fair values, which were determined based on estimated future discounted cash flows and are classified as Level 3 in the fair value hierarchy. As part of the facility reductions, the Company also recorded inventory write-offs of $1.4 million within cost of revenue on the consolidated statements of operations. The Company recorded additional asset impairments totaling $4.9 million ($0.3 million for inventory, $2.0 million for intangible assets, and $2.6 million for property and equipment) within cost of revenue and restructuring on the consolidated statements of operations, related to strategic product realignments as part of the Corporate Realignment Plan.
(2)Restructuring charges of $1.7 million and $17.8 million are recorded as cost of revenue and restructuring, respectively, on the consolidated statements of operations.
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the consolidated balance sheets, for the period presented (in thousands):

	Severance and Other Employee Costs	Asset Impairments	Professional Fees	Total
Balance as of December 31, 2024	$—	$—	$—	$—
Charges	4,348	14,671	508	19,527
Non-cash benefit (charges)	2,537	(14,671)	—	(12,134)
Cash payments	(4,843)	—	(332)	(5,175)
Balance as of December 31, 2025	$2,042	$—	$176	$2,218
The Company is currently unable to estimate the total costs associated with the phased reduction of its facilities. These costs may include, but are not limited to, losses on subleases, contract termination fees, additional asset impairments, losses on the sale or disposal of equipment or other long-lived assets, professional fees, and other costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional costs, which could be material, may be incurred as the Company implements and progresses through the phases of its restructuring plan.
4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in the Company’s goodwill by segment for the period presented (in thousands):

	TriLink (1)	Cygnus (2)	Total
Balance as of December 31, 2024	$39,950	$119,928	$159,878
Acquisitions	12,207	—	12,207
Impairment	(42,884)	—	(42,884)
Foreign currency translation	228	—	228
Balance as of December 31, 2025	$9,501	$119,928	$129,429
____________________
(1)The TriLink segment had accumulated goodwill impairment of $209.0 million and $166.2 million as of December 31, 2025 and 2024, respectively. The TriLink segment includes the TriLink BioTechnologies, Glen Research, and Alphazyme reporting units.
(2)The Cygnus segment had no accumulated goodwill impairment as of December 31, 2025 and 2024.
During the first quarter of 2025, the Company recorded goodwill of $3.4 million in connection with the acquisition of assets from Molecular, and goodwill of $8.8 million in connection with the acquisition of Officinae (see Note 2). These acquisitions were included within the TriLink BioTechnologies reporting unit.
In connection with preparing its financial statements for the first quarter of 2025, the Company performed a qualitative goodwill impairment analysis on each of its four reporting units (TriLink BioTechnologies, Glen Research, Alphazyme and Cygnus Technologies) and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for three of the reporting units and no further testing was required. As a result, no impairment was recorded for these three reporting units. The Company performed a quantitative impairment test on the TriLink BioTechnologies reporting unit in response to impairment indicators identified during the first quarter of 2025. The indicators of impairment primarily related to the Company’s long-term forecast which reflected lower projected near term revenues due to lower demand in research and discovery products within the TriLink BioTechnologies reporting unit and slower than expected transition to new mRNA clinical trials as customers prioritize existing programs and more conservatively invest in new programs as the result of macroeconomic pressures. The Company performed the impairment test using a combination of the income and the market approach to determine whether the fair value of the TriLink BioTechnologies reporting unit was less than its carrying value. Based on its interim quantitative assessment, the Company concluded that the TriLink BioTechnologies reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the first quarter of 2025, the Company recorded impairment of $12.4 million, within impairment of goodwill and intangible assets, on the consolidated statements of operations, which represented the entire remaining goodwill balance for the TriLink BioTechnologies reporting unit.
In connection with preparing its financial statements for the second quarter of 2025, the Company performed a qualitative goodwill impairment analysis on each of the three reporting units with goodwill balances. For two of the reporting units (Glen Research and Cygnus Technologies), the Company concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value for these reporting units and no further testing was required. As a result, no goodwill impairment was recorded for these two reporting units. The Company performed a quantitative impairment test on the Alphazyme reporting unit in response to impairment indicators identified during the Company’s forecast process. As of June 30, 2025, the Company’s long-term forecast reflected lower projected revenues within its Alphazyme reporting unit due to lower anticipated demand in enzyme products. The Company performed the impairment test using a combination of the income approach and the market approach to determine whether the fair value of the Alphazyme reporting unit was less than its carrying value. Based on its quantitative assessment, the Company concluded that the Alphazyme reporting unit had a carrying value that exceeded its estimated fair value. As a result, during the second quarter of 2025, the Company recorded impairment of $30.4 million, within impairment of goodwill and intangible assets on the consolidated statements of operations, which represented the entire remaining goodwill balance for the Alphazyme reporting unit.
Intangible Assets
In connection with preparing its financial statements for the year ended December 31, 2025, the Company evaluated the recoverability of its long-lived assets (including finite-lived intangible assets) in response to impairment indicators identified during the Company’s forecast process. As of December 31, 2025, the Company’s long-term forecast reflected lower projected revenues due to lower anticipated demand in enzyme products within the Alphazyme asset group, included in the TriLink reportable segment. As such, the Company performed a recoverability test and concluded that the carrying value of this intangible asset group exceeded its fair value. The Company determined the fair value of the asset group using a weighted discounted cash flow and market approach model. The significant assumptions in the discounted cash flow model included, but are not limited to, discount rate, revenue projections, and EBITDA margins. As a result, the Company recorded impairment of $25.8 million, within impairment of goodwill and intangible assets, on the consolidated statements of operations. See Note 3 for information regarding additional intangible impairment losses recognized as part of the 2025 Corporate Realignment Plan.
Intangible assets are being amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life ranging from 3 to 14 years.
The following are components of finite-lived intangible assets and accumulated amortization as of the periods presented (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
	(in thousands)				(in years)	(in years)
Trade Names	$7,800	$(7,352)	$(101)	$347	3 - 10	0.8
Patents and Developed Technology (1)	333,433	(160,335)	(27,355)	145,743	10 - 14	6.7
Customer Relationships (1)	22,403	(16,594)	(356)	5,453	6 - 12	4.3
Total	$363,636	$(184,281)	$(27,812)	$151,543		6.6

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Weighted Average Remaining Amortization Period
		(in thousands)		(in years)	(in years)
Trade Names	$7,800	$(6,885)	$915	3 - 10	2.0
Patents and Developed Technology	321,149	(134,822)	186,327	10 - 14	8.0
Customer Relationships	22,313	(14,598)	7,715	10 - 12	5.2
Total	$351,262	$(156,305)	$194,957		7.8

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
The Company recognized $25.5 million, $24.9 million and $24.8 million of amortization expense from intangible assets directly linked with revenue generating activities within cost of revenue in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for intangible assets that are not directly related to sales generating activities of $2.5 million, $2.6 million and $2.6 million was recorded as selling, general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the estimated future amortization expense for finite-lived intangible assets were as follows (in thousands):

2026	$25,665
2027	24,648
2028	24,471
2029	23,308
2030	18,999
Thereafter	34,452
Total estimated amortization expense	$151,543
5.Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of December 31, 2025
	Line Item in the Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$216,384	$—	$—	$216,384

		Fair Value Measurements as of December 31, 2024
	Line Item in the Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$321,985	$—	$—	$321,985
Interest rate cap	Prepaid expenses and other current assets	—	1,375	—	1,375
Total assets		$321,985	$1,375	$—	$323,360
Contingent Consideration
Alphazyme
The preliminary fair value of the Alphazyme Performance Payments contingent consideration liability recognized upon the completion of the acquisition, as part of the purchase accounting opening balance sheet, was $5.3 million (see Note 2). This was determined using a Monte-Carlo simulation-based model discounted to present value. Assumptions used to determine the fair value were expected revenue, a discount rate of 17.8% and various probability factors. The contingent consideration consisted of three Performance Payments for each of the performance periods, with the first, second, and third payments (to the extent earned) due in 2024, 2025, and 2026, respectively. For each performance period, it was determined that the defined revenue targets were not achieved. Consequently, no payments for contingent consideration were made to the sellers of Alphazyme.

This contingent consideration liability, which had no fair value as of December 31, 2025, is considered to be a Level 3 financial liability that is remeasured each reporting period. Changes in fair value of contingent consideration are recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a decrease of $2.0 million in the estimated fair value of contingent consideration. This was due to a change in estimates associated with the expected achievement of the Alphazyme revenue thresholds that would require the Company to make a contingent consideration payment under the Alphazyme SPA.
Officinae
The Officinae SPA provided for the payment of the Milestone Consideration based upon the achievement of a certain integration milestone (see Note 2). This contingent consideration liability was considered to be a Level 3 financial liability that was remeasured each reporting period. Changes in fair value of contingent consideration were recognized as a gain or loss and recorded within change in estimated fair value of contingent consideration in the consolidated statements of operations. During the year ended December 31, 2025, the Company recorded an increase of $0.2 million in the estimated fair value of contingent consideration due to changes in its present value. Payments not made soon after the acquisition date to settle a contingent consideration liability are classified as cash flows used in financing activities up to the amount of the contingent consideration liability recognized at the acquisition date. During the third quarter of 2025, the Company determined the conditions for payment were satisfied and paid the Milestone Consideration amount of $5.0 million to the sellers of Officinae.
The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$—
Contingent consideration related to the acquisition of Officinae (see Note 2)	4,800
Change in estimated fair value of contingent consideration	200
Payment of contingent consideration	(5,000)
Balance as of December 31, 2025	$—
6.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$14,606	$16,974
Work-in-process	7,318	10,050
Finished goods	18,571	23,058
Total inventory	$40,495	$50,082
Property and equipment
Property and equipment consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Finance lease right-of-use assets	$78,599	$78,599
Leasehold improvements	39,249	37,587
Furniture, fixtures and equipment	82,058	73,362
Software	4,973	3,870
Total	204,879	193,418
Less accumulated depreciation	(68,081)	(52,708)
Total	136,798	140,710
Construction in-progress	14,681	23,764
Total property and equipment, net	$151,479	$164,474

Depreciation expense totaled approximately $23.6 million, $20.9 million and $12.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 3 for additional information regarding impairment losses recognized during the year ended December 31, 2025.
Other assets
Other assets consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$39,260	$52,551
Indemnification asset	—	4,082
Other	2,615	3,156
Total other assets	$41,875	$59,789
Accrued expenses and other current liabilities
Accrued expenses consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Employee related	$11,107	$17,163
Operating lease liabilities, current portion	7,795	7,481
Accrued interest payable	4,043	4,566
Accrued property and equipment	3,083	1,732
Accrued restructuring costs (see Note 3)	2,218	—
Deferred revenue	1,986	2,375
Professional services	1,733	2,233
Customer deposits	1,001	910
Finance lease liabilities, current portion	966	792
Sales and use tax liability	742	779
Other	1,893	1,543
Total accrued expenses and other current liabilities	$36,567	$39,574
Other long-term liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Operating lease liabilities, non-current	$34,035	$41,381
Deferred tax liabilities	2,245	11
Accrued Alphazyme Retention Payments, non-current (see Note 2)	—	6,580
Acquisition related tax liability	—	4,082
Other	197	412
Total other long-term liabilities	$36,477	$52,466
7.Government Assistance
Cooperative Agreement
TriLink BioTechnologies has a cooperative agreement (the “Cooperative Agreement”) with the U.S. Department of Health and Human Services (“HHS”), to advance the development of domestic manufacturing capabilities and to expand TriLink’s domestic production capacity in its San Diego manufacturing campus (the “Flanders San Diego Facility”) for products critical to the development and manufacture of mRNA vaccines and therapeutics. The Flanders San Diego Facility consists of two buildings (“Flanders I” and “Flanders II”); however, the Cooperative Agreement is exclusively involved in Flanders I.

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
Pursuant to certain requirements, TriLink BioTechnologies was awarded an amount equal to $38.8 million or 50% of the construction and validation costs budgeted for the Flanders San Diego Facility. The contract period of performance is May 2022 through March 2035, which is the effective date of the Cooperative Agreement through the anticipated expiration of the 10-year conditional priority access period. Amounts reimbursed were subject to audit and may have been recaptured by the HHS in certain circumstances. During the third quarter of 2025, the audit was completed, and no reimbursements were recaptured by the HHS.
During the years ended December 31, 2025 and 2024, the Company has received $0.7 million and $7.1 million, respectively, of reimbursements under the Cooperative Agreement with equal offsets recorded to property and equipment on the consolidated balance sheets. By the end of the first quarter of 2025, the Company had utilized and received the full amount of the award.
8.Leases
All of the Company's facilities, including office, laboratory and manufacturing space, are occupied under long-term non-cancelable lease arrangements with various expiration dates through 2038, some of which include options to extend up to 20 years. The Company does not have any leases that include residual value guarantees.
The following table presents supplemental balance sheet information related to the Company's leases as of the periods presented below (in thousands):

	Line Item in the Consolidated Balance Sheets	December 31, 2025	December 31, 2024
Right-of-use assets
Finance leases	Property and equipment, net	$64,740	$70,061
Operating leases	Other assets	39,260	52,551
Total right-of-use assets		$104,000	$122,612

Current lease liabilities
Finance leases	Accrued expenses and other current liabilities	$966	$792
Operating leases	Accrued expenses and other current liabilities	7,795	7,481
Total current lease liabilities		$8,761	$8,273

Non-current lease liabilities
Finance leases	Finance lease liabilities, less current portion	$30,141	$31,106
Operating leases	Other long-term liabilities	34,035	41,381
Total non-current lease liabilities		$64,176	$72,487
The components of the net lease costs reflected in the Company's consolidated statements of operations were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease costs:
Depreciation of leased assets	$5,320	$5,321	$3,217
Interest on lease liabilities	2,636	2,695	1,696
Total finance lease costs	7,956	8,016	4,913

Operating lease costs	12,108	12,003	12,417
Variable lease costs	3,965	3,709	3,940
Total lease costs	$24,029	$23,728	$21,270

The weighted average remaining lease term and weighted average discount rate related to the Company's ROU assets and lease liabilities for its leases were as follows as of the periods presented below:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Finance leases	12.2	13.2
Operating leases	5.9	6.6

Weighted average discount rate:
Finance leases	8.4%	8.4%
Operating leases	6.7%	6.8%
Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$791	$633	$332
Operating cash flows used for finance leases	2,636	2,695	1,696
Operating cash flows used for operating leases	10,637	10,224	10,306
As of December 31, 2025, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

	Finance Leases	Operating Leases	Total
2026	$3,530	$10,474	$14,004
2027	3,636	9,010	12,646
2028	3,745	9,128	12,873
2029	3,857	9,489	13,346
2030	3,973	5,246	9,219
Thereafter	32,527	11,321	43,848
Total minimum lease payments	51,268	54,668	105,936
Less: interest	(20,161)	(12,838)	(32,999)
Total lease liabilities	$31,107	$41,830	$72,937
9.Commitments and Contingencies
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers to purchase products and services. These purchase obligations are enforceable, legally binding agreements and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations totaled $3.4 million, $6.1 million, and $3.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, future minimum commitments under these obligations were immaterial.
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
On March 3, 2025, a purported stockholder filed a putative class action lawsuit against the Company and certain former officers of the Company in the United States District Court for the Southern District of California, captioned Nelson v. Maravai Lifesciences Holdings, Inc., et al. (the “Securities Class Action”). The court dismissed the Securities Class Action with prejudice in February 2026, and entered judgment in favor of the Company and its former officers.
On each of June 20, 2025, and July 16, 2025, separate purported stockholder derivative lawsuits were filed in the United States District Court for the Southern District of California for the benefit of the Company as the nominal defendant, captioned Mercer v. Martin, et al. and Husurianto v. Martin, et al., respectively (the “Derivative Actions”). The plaintiffs allege breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act by certain past and present officers and directors of the Company. The Derivative Actions seek, among other things, corporate governance reforms, restitution to be paid to the Company, and attorneys’ fees. The court consolidated and stayed the Derivative Actions until 14 days after a ruling on the motion to dismiss in the Securities Class Action. Following the dismissal of the Securities Class Action, the stay was lifted. The Company intends to seek dismissal of the Derivative Actions. The Company cannot reasonably estimate any potential loss or range of loss that may arise from the Derivative Actions given the early stages of the case.
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
As of December 31, 2025, the interest rate on the Term Loan was 6.87% per annum.
Subject to certain exceptions and limitations, we are required to repay borrowings under the Term Loan and Revolving Credit Facility with the proceeds of certain occurrences, such as the incurrence of debt, certain equity contributions and certain asset sales or dispositions. The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of December 31, 2025, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
In September 2024, the Company entered into an amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date of the Revolving Credit Facility and reduced the lenders’ aggregate commitments under the Revolving Credit Facility. As a result, the Company recorded a loss on partial extinguishment of debt of $0.2 million in the accompanying consolidated statements of operations during the year ended December 31, 2024. As part of the refinancing, the Company incurred $1.2 million of costs, which were all capitalized. As of December 31, 2025, capitalized financing costs totaled $1.4 million and are recorded within other assets on the accompanying consolidated balance sheet.

The Term Loan requires mandatory quarterly principal payments of $1.4 million, with the remaining balance due upon maturity in October 2027. The Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the outstanding principal at any time. In December 2024, the Company voluntarily pre-paid, using cash on hand, $228.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, the Company recorded a loss on partial extinguishment of debt of $3.0 million in the accompanying consolidated statements of operations during the year ended December 31, 2024 related to the write-off of pre-existing deferred financing costs.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of December 31, 2025, the Company’s first lien net leverage ratio was negative and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of December 31, 2025.
Interest Rate Cap
The Company was party to an interest rate cap agreement to manage a portion of its variable interest rate risk on its outstanding long-term debt. The contract expired on January 19, 2025.
The interest rate cap agreement was not designated as a hedging relationship and was recognized on the consolidated balance sheet at fair value of $1.4 million, within prepaid expenses and other current assets, as of December 31, 2024. Changes in fair value were recognized within interest expense in the consolidated statements of operations. Proceeds from the interest rate cap agreement were reflected in cash flows provided by (used in) financing activities in the consolidated statements of cash flows.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Term Loan	$294,240	$299,680
Unamortized debt issuance costs	(2,469)	(3,748)
Total long-term debt	291,771	295,932
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$286,331	$290,492
There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of December 31, 2025 and 2024.
As of December 31, 2025, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates were as follows (in thousands):

2026	$5,440
2027	288,800
Total long-term debt	$294,240
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

Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Maravai’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Maravai. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of December 31, 2025, no preferred stock was outstanding.
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
During the years ended December 31, 2025 and 2023, MLSH 1 did not exchange any Paired Interests.
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
12.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. for all periods presented.

The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(230,762)	$(259,622)	$(138,375)
Less: loss attributable to common non-controlling interests	99,989	114,776	19,346
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(130,773)	$(144,846)	$(119,029)

Weighted average Class A common shares outstanding	144,360	137,906	131,919

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.90)	$(1.05)	$(0.90)
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
The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	2,360	1,751	3,181
Stock options	4,529	3,716	4,246
Shares estimated to be purchased under employee stock purchase plan	1,263	72	—
Shares of Class B common stock	110,684	110,684	119,094
Total	118,836	116,223	126,521
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market and performance conditions as of December 31, 2025, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net loss income per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 3.0 million as of December 31, 2025 and was an insignificant amount as of December 31, 2024 and 2023.
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
All awards granted under the 2020 Plan are intended to be treated as (i) stock options, including incentive stock options (“ISOs”), (ii) stock appreciation rights (“SARs”), (iii) restricted share awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) performance awards, (vi) dividend equivalents, or (vii) other stock or cash awards as may be determined by the plan’s administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. The exercise price of a stock option shall not be less than 100% (or, in the case of an ISO granted to a ten percent stockholder, 110%) of the fair market value of the shares on the date of grant. As of December 31, 2025, only stock options, RSUs and performance-based RSUs (“PSUs”) have been issued.

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
The Company began issuing PSUs during 2022 and continues to issue PSUs to certain executive employees under the 2020 Plan. Certain PSUs vest only if the executive employee satisfies a service-based vesting condition and market condition. The executive employee generally must remain employed through the third anniversary of the grant date. The award is eligible to vest based on the volume-weighted average price of the Company’s common stock over a defined performance period, with vesting determined based on specified stock price targets and subject to change-in-control provisions set forth in the award agreements.
Compensation expense recognized for these PSUs was immaterial for all periods presented.
Stock Options
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	3,716	$20.18	7.2	$—
Granted	1,823	2.45
Exercised	—	—
Cancelled	(1,010)	20.79
Outstanding as of December 31, 2025	4,529	$12.91	7.3	$1,460
Exercisable as of December 31, 2025	2,265	$20.71	5.6	$27
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
•Expected dividend yield - The expected dividend yield is zero as we have no plans to make dividend payments.
A summary of the assumptions used to estimate the fair value of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	63.7%	N/A	48.0%
Risk-free interest rate	4.0%	N/A	3.6%
Expected term (in years)	5.9	N/A	6.5
Expected dividend yield	—%	N/A	—%
Stock-based compensation expense related to stock options was $5.1 million, $10.0 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of stock options vested was $5.0 million, $10.6 million and $11.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation related to stock options was $4.5 million, which is expected be recognized over a weighted-average period of approximately 2.1 years.
Restricted Stock Units
The Company has granted restricted stock unit awards to employees, non-employee directors and contractors. The following table summarizes information related to RSUs:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Balance as of December 31, 2024	7,946	$8.57
Granted	12,445	2.49
Vested	(4,268)	8.29
Forfeited	(4,514)	4.85
Balance as of December 31, 2025	11,609	$3.51
Stock-based compensation expense related to RSUs was $24.9 million, $36.8 million and $20.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of RSUs vested was $16.6 million, $12.1 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the total unrecognized stock-based compensation related to RSUs was $19.1 million, which is expected be recognized over a weighted-average period of approximately 1.8 years.
The following table summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$6,760	$9,649	$7,324
Selling, general and administrative	22,087	36,023	24,650
Research and development	3,864	4,968	2,715
Restructuring	(2,537)	(1,225)	(101)
Total stock-based compensation	$30,174	$49,415	$34,588
14.Income Taxes
As of December 31, 2025 and 2024, we are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for U.S. federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
Components of loss from continuing operations before income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(224,242)	$(261,579)	$617,681
International	(10,732)	97	55
Total loss from continuing operations	$(234,974)	$(261,482)	$617,736

Income tax (benefit) expense consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax (benefit) expense
Federal	$(3,012)	$(1,621)	$405
State and local	(1,285)	(278)	756
International	105	28	8
Total current tax (benefit) expense	(4,192)	(1,871)	1,169

Deferred tax (benefit) expense
Federal	$—	$—	$663,968
State and local	—	—	90,974
International	(20)	11	—
Total deferred tax expense	(20)	11	754,942

Total provision for income taxes	$(4,212)	$(1,860)	$756,111
A reconciliation of the provision for income taxes to the amount computed by applying 21% statutory U.S. federal income tax rate to loss before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31, 2025	December 31, 2025
U.S. federal statutory income tax rate	$(49,345)	21.0%
State and local income taxes, net of federal income tax effects (1)	(1,286)	0.5
Foreign tax effects
Italy
Foreign rate differential	(736)	0.3
Other	2,968	(1.3)
Other foreign jurisdictions	107	—
Tax credits
Research and development credits	(1,342)	0.6
Changes in valuation allowances	28,358	(12.1)
Nontaxable or nondeductible items
Income of non-controlling interest	20,997	(8.9)
Deferred tax revaluation	(1,491)	0.6
Changes in unrecognized tax benefits	(2,744)	1.2
Other adjustments	302	(0.1)
Total income tax benefit	$(4,212)	1.8%
___________________
(1)State taxes in California contributed to the majority (greater than 50 percent) of the tax effect in this category..

A reconciliation of the provision for income taxes to the amount computed by applying 21% statutory U.S. federal income tax rate to income (loss) before income taxes prior to the adoption of ASU 2023-09 is as follows:

	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefits	(0.1)	14.9
Deferred tax revaluation	1.0	1.2
Income of non-controlling interest	(9.2)	0.8
Research and development credits	0.2	—
Valuation allowance	(13.2)	87.6
Nondeductible TRA movement	—	(3.0)
Other	1.0	—
Effective tax rate	0.7%	122.5%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets and liabilities were as follows as of the periods presented below (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Investment in Topco LLC	$558,379	$584,279
Net operating loss	156,308	93,759
Capital loss carryforward	3,337	3,252
Disallowed interest carryforward	13,487	10,047
Research and development credit carryforward	3,115	—
Stock based compensation	6,001	—
Other	373	1,775
Total deferred tax assets	741,000	693,112
Valuation allowance	(740,946)	(693,112)
Total deferred tax assets, net of valuation allowance	54	—

Deferred tax liabilities
Intangible assets	(2,286)	—
Other	—	(11)
Total deferred tax liabilities	(2,286)	(11)

Total net deferred tax liabilities	$(2,232)	$(11)
As a result of the Organizational Transactions, IPO, and subsequent exchanges and financing, we acquired LLC Units and recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Topco LLC which included net deferred tax assets of $0.0 million primarily associated with: (i) $558.4 million related to temporary differences in the book basis as compared to the tax basis of our Company’s investment in Topco LLC, (ii) $6.0 million related to temporary differences between financial accounting expenses and future tax deductions associated with stock-based compensation, (iii) $3.1 million related to research and development credit carryforwards, (iv) $3.3 million related to the capital loss carryforwards, (v) $156.3 million related to net operating loss carryforwards, (vi) $13.5 million related to disallowed interest carryforwards, and (vii) $740.9 million valuation allowance on these and other items.
The valuation allowance increased by $47.8 million and $51.0 million during the years ended December 31, 2025 and 2024, respectively.
The realizability of the Company’s deferred tax asset related to its investment in Topco LLC depends on the Company receiving allocations of tax deductions for its tax basis in the investment and on the Company generating sufficient taxable income to fully offset such deductions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective evidence evaluated during the year ended December 31, 2025 was our current year and projected future pre-tax losses. Due to our recent history of current year and projected near-term pre-tax losses, we determined that the negative evidence outweighs the positive evidence and so it is more likely than not that our deferred tax assets will not be utilized, and therefore the Company recorded a full valuation allowance on its U.S. federal and state deferred tax assets. The objective negative evidence is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and that the objective negative evidence related to pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
Net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2025 were as follows (in millions):

	Amount	Expiration Years
Net operating losses, federal	$136.1	Does not expire
Net operating losses, state	20.2	Varies by state
Net operating losses, foreign	0.1	Varies by jurisdiction
Capital loss carryforward, federal	2.9	2026
Capital loss carryforward, state	0.5	Varies by state
Disallowed interest carryforward, federal	13.5	Does not expire
Tax credits, federal	1.9	2043
Tax credits, state	1.2	CA - Do not expire
As of December 31, 2025 and 2024, the Company had $1.0 million and $3.6 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense, which was immaterial during the year ended December 31, 2025.
The aggregate changes in the balance of the Company’s unrecognized tax benefits were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$3,583	$5,198	$6,257
Gross increases based on tax positions related to current year	262	179	99
Gross increases based on tax positions related to prior years	218	73	—
Gross decreases based on laps of the statute of limitation	(3,038)	(1,867)	(1,158)
Balance, end of year	$1,025	$3,583	$5,198
The Company files income tax returns in the U.S. federal jurisdiction and various states and is not under audit by taxing authorities in any of these jurisdictions. With exceptions for certain states, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2022.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our estimate of taxable income for the year ended December 31, 2025. As of December 31, 2025, there was no current liability under the TRA.
As of December 31, 2023, the Company has derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position as of December 31, 2025. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
We did not make any payments to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2025. We made payments of $7.3 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2024, of which $0.2 million was related to interest. We made payments of $42.6 million to MLSH 1 and MLSH 2 pursuant to the TRA during the year ended December 31, 2023, of which $0.4 million was related to interest. As of December 31, 2025 and 2024, there were no liabilities under the TRA.
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
During the year ended December 31, 2025, Topco LLC did not pay any tax distributions to its unit holders. During the year ended December 31, 2024, Topco LLC paid tax distributions of $1.1 million to its owners, including $0.6 million to us. During the year ended December 31, 2023, Topco LLC paid tax distributions of $20.3 million to its owners, including $10.7 million to us.
As of December 31, 2025, no amounts for tax distributions have been accrued.
Recent Legislation
On July 4, 2025, a budget and reconciliation bill commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA includes significant provisions, such as the extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has evaluated the impact of the new tax law during the year. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the Company concluded the legislation does not have a material impact on its consolidated financial statements for the year ended December 31, 2025. We will continue to evaluate the impact of the legislation on future periods.
15.Employee Benefit Plans
The Company sponsors a 401(k) plan (the “Maravai LifeSciences 401(k) Plan”) pursuant to which eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company provides for a cash match of up to 50% of employee contributions up to the first 6% of salary.
Total contributions by the Company to the Maravai LifeSciences 401(k) Plan was approximately $2.0 million, $1.9 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
16.Related Party Transactions
MLSH 1’s majority owner is GTCR, LLC (“GTCR”). The Company’s General Counsel is an officer of MLSH 1 and MLSH 2.

Payable to Related Parties Pursuant to the Tax Receivable Agreement
Concurrent with the completion of the IPO, the Company entered into a TRA with MLSH 1 and MLSH 2. During the year ended December 31, 2025, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA. During the years ended December 31, 2024 and 2023, the Company made TRA payments to both MLSH 1 and MLSH 2 (see Note 14).
Contribution, Exchange and Forfeiture Agreement with MLSH 1
In connection with the Company’s acquisition of Alphazyme, the Company undertook a series of structuring transactions (see Note 11).
Topco LLC Operating Agreement
MLSH 1 is party to the Topco LLC operating agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Topco LLC. During the year ended December 31, 2025, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement. During the years ended December 31, 2024 and 2023, the Company made cash distributions of $0.5 million and $9.6 million, respectively, for tax liabilities to MLSH 1 under this agreement.
17.Segments
Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The accounting policies for the segments are the same as those described in Significant Accounting Policies (see Note 1). The Company’s financial performance is reported in two segments – TriLink, formerly referred to as Nucleic Acid Production, and Cygnus, formerly referred to as Biologics Safety Testing (see Item 1. Business).
A description of each segment follows:
•TriLink: focuses on the manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. This segment also provides research products for labeling and detecting proteins in cells and tissue samples.
•Cygnus: focuses on the manufacturing and sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. This segment also provides services for custom antibody development, assay development, antibody affinity extraction and mass spectrometry that are utilized by our customers in their biologic drug manufacturing spectrum.
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. The CODM reviews segment performance along with forecasts and other non-financial information in our annual budgeting process. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs, net of eliminations, are managed on a standalone basis and are not allocated to segments.

The following schedules include revenue, expenses, and adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2025
	TriLink	Cygnus	Total
Revenue	$119,787	$65,956	$185,743

Less:
Cost of revenue (1)	93,053	11,747
Selling and marketing (1)	22,150	3,075
General and administrative (1)	18,361	4,903
Research and development (1)	9,353	1,987
Other segment items (2)	19	4
Adjusted EBITDA for reportable segments	(23,149)	44,240	$21,091
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Corporate costs			(52,281)
Amortization			(27,951)
Depreciation			(23,558)
Interest expense			(26,992)
Interest income			11,436
Other adjustments:
Acquisition contingent consideration			(200)
Acquisition integration costs			(3,104)
Stock-based compensation			(30,174)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (3)			(2,024)
Impairment of goodwill and long-lived assets			(68,709)
Property and equipment impairment			(1,216)
Restructuring costs (4)			(22,064)
Other			(3,876)
Loss before income taxes			$(234,974)

	Year Ended December 31, 2024
	TriLink	Cygnus	Total
Revenue	$196,345	$62,840	$259,185

Less:
Cost of revenue (1)	94,694	9,918
Selling and marketing (1)	20,722	2,921
General and administrative (1)	20,370	4,197
Research and development (1)	9,713	1,960
Other segment items (2)	33	3
Adjusted EBITDA for reportable segments	50,813	43,841	$94,654
Reconciliation of total reportable segments’ adjusted EBITDA to loss before income taxes
Corporate costs			(58,732)
Amortization			(27,531)
Depreciation			(20,852)
Interest expense			(47,700)
Interest income			27,403
Other adjustments:
Acquisition contingent consideration			2,003
Acquisition integration costs			(5,559)
Stock-based compensation			(49,415)
Merger and acquisition related expenses			(1,728)
Loss on extinguishment of debt			(3,187)
Acquisition related tax adjustment			(2,306)
Tax Receivable Agreement liability adjustment			(40)
Impairment of goodwill and long-lived assets			(166,151)
Restructuring costs (4)			(11)
Other			(2,330)
Loss before income taxes			$(261,482)

	Year Ended December 31, 2023
	TriLink	Cygnus	Total
Revenue	$224,769	$64,176	$288,945
Intersegment revenues	—	3	3
	224,769	64,179	288,948
Elimination of intersegment revenues			(3)
Total consolidated revenues			$288,945

Less:
Cost of revenue (1)	94,040	9,620
Selling and marketing (1)	18,580	2,295
General and administrative (1)	22,474	4,242
Research and development (1)	7,010	1,077
Other segment items (2)	7	37
Adjusted EBITDA for reportable segments	82,658	46,908	$129,566
Reconciliation of total reportable segments’ adjusted EBITDA to income before income taxes
Corporate costs			(64,257)
Amortization			(27,356)
Depreciation			(12,898)
Interest expense			(45,892)
Interest income			27,727
Other adjustments:
Acquisition contingent consideration			3,286
Acquisition integration costs			(12,695)
Stock-based compensation			(34,588)
Merger and acquisition related expenses			(4,392)
Acquisition related tax adjustment			(1,293)
Tax Receivable Agreement liability adjustment			668,886
Restructuring costs (4)			(6,567)
Other			(1,791)
Income before income taxes			$617,736
___________________
(1)Expenses are adjusted to remove the impact of certain items, including interest, taxes, depreciation and amortization, certain non-cash items and other adjustments. Management believes these do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized loss on foreign exchange transactions.
(3)For the year ended December 31, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included in the stock-based compensation line item.
(4)For the years ended December 31, 2025, 2024 and 2023, stock-based compensation benefit of $2.5 million, $1.2 million, and $0.1 million, respectively, related to forfeited stock awards in connection with restructuring actions is included on the stock-based compensation line item. For the year ended December 31, 2025, inventory impairment of $1.7 million recorded within cost of revenue on the consolidated statements of operations is included in the restructuring costs line item.
There was no intersegment revenue during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, intersegment revenue was immaterial between the TriLink and Cygnus segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

18.Subsequent Event
On February 24, 2026, the Company voluntarily pre-paid, using cash on hand, $50.0 million of aggregate principal amount of the Term Loan. After giving effect to this prepayment of principal, the aggregate remaining principal balance outstanding under the Term Loan is approximately $244.2 million. There were no prepayment penalties associated with this prepayment of principal.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm has issued an auditors’ report on our internal control over financial reporting as of December 31, 2025, which is included below.
Remediation of Previously Reported Material Weakness
As disclosed in Part II, Item 9A of our 2024 Form 10-K, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024:
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
During 2025, management implemented our previously disclosed remediation plan that included:
•Revenue and accounts receivable

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
Further, we continued to provide relevant training to control owners to ensure they understand the importance of the documentation that supports the effective operation of our control activities, including evidence over the completeness and accuracy of information used in the controls.
During the fourth quarter of 2025, we successfully completed the testing necessary to conclude that the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 have been remediated.
Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Maravai LifeSciences Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Maravai LifeSciences Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, CA

February 26, 2026

Item 9B. Other Information
Insider Trading Arrangements
None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s definitive proxy statement (the “2026 Proxy Statement”) to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders.
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
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Part IV.
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1)    Consolidated Financial Statements (included in Item 8):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
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

10.23+
Employment Agreement of Bernd Brust, effective as of June 8, 2025, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Bernd Brust (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on June 9, 2025).

10.24+
Employment Agreement, effective as of June 30, 2025, among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Rajesh Asarpota (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on June 25, 2025).

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

10.42+	Amendment No. 1 to Employment Agreement, effective as of February 19, 2026, by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Bernd Brust.

10.43+	Form of Stock Option Grant Notice and Stock Option Agreement (2025 Executives Succession).

10.44+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (2025 Executives Succession).

10.45+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025 Executives Succession).

10.46+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (2026 LTI Award).

16.1
Letter of Ernst & Young LLP to the Securities and Exchange Commission, dated July 18, 2025 (incorporated by reference to Exhibit 16.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on July 18, 2025).

19.1	Insider Trading Policy.

21.1	List of subsidiaries of Maravai LifeSciences Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Clawback Policy of Maravai LifeSciences Holdings, Inc. (incorporated by reference to Exhibit 97.1 to Maravai LifeSciences Holdings, Inc.’s Form 10-K filed on February 29, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Maravai LifeSciences Holdings, Inc.

By:	/s/ Bernd Brust
Name:	Bernd Brust
Title:	Chief Executive Officer
Date: February 26, 2026

***

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
/s/ Bernd Brust
Bernd Brust

/s/ Rajesh Asarpota	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Rajesh Asarpota

/s/ Robert Andrew Eckert	Chairman of the Board	February 26, 2026
Robert Andrew Eckert

/s/ Sean Cunningham	Director	February 26, 2026
Sean Cunningham

/s/ John DeFord	Director	February 26, 2026
John DeFord, Ph.D.

/s/ Susannah Gray	Director	February 26, 2026
Susannah Gray

/s/ Gregory T. Lucier	Director	February 26, 2026
Gregory T. Lucier

/s/ Luke Marker	Director	February 26, 2026
Luke Marker

/s/ Constantine Mihas	Director	February 26, 2026
Constantine Mihas