Form 10-Q
period 2026-03-31
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2026-05-08
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 1, 2026, 147,506,164 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•The level of our customers’ spending on and demand for TriLink and Cygnus products and services.
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
•Our use of Artificial Intelligence technologies, including Machine Learning, and business, compliance, and reputational challenges that may result from such use.
•The risk that our products do not comply with required quality standards.
•Market acceptance of our life science reagents.
•Our ability to efficiently manage our strategic acquisitions and organic growth opportunities.
•Natural disasters, geopolitical instability (including ongoing military conflicts) and other catastrophic events.
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause our actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I.
Item 1. Financial Statements
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$165,922	$216,890
Accounts receivable, net	33,415	25,498
Inventory	40,462	40,495
Prepaid expenses and other current assets	11,937	13,368
Total current assets	251,736	296,251
Property and equipment, net	146,930	151,479
Goodwill	129,429	129,429
Intangible assets, net	144,887	151,543
Other assets	40,235	41,875
Total assets	$713,217	$770,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,535	$2,910
Accrued expenses and other current liabilities	28,647	36,567
Current portion of long-term debt	5,440	5,440
Total current liabilities	42,622	44,917
Long-term debt, less current portion	235,571	286,331
Finance lease liabilities, less current portion	29,869	30,141
Other long-term liabilities	36,072	36,477
Total liabilities	344,134	397,866
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 147,496 and 145,324 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,475	1,453
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of March 31, 2026 and December 31, 2025	1,107	1,107
Additional paid-in capital	202,131	199,177
Retained earnings	6,385	10,118
Accumulated other comprehensive income	466	524
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	211,564	212,379
Non-controlling interest	157,519	160,332
Total stockholders’ equity	369,083	372,711
Total liabilities and stockholders’ equity	$713,217	$770,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$65,837	$46,850
Cost of revenue	32,136	39,125
Gross profit	33,701	7,725

Operating expenses:
Selling, general and administrative	29,092	39,564
Research and development	3,889	4,888
Goodwill impairment	—	12,435
Restructuring	2,878	—
Total operating expenses	35,859	56,887
Loss from operations	(2,158)	(49,162)
Other income (expense):
Interest expense	(5,749)	(6,778)
Interest income	1,873	3,225
Other (expense) income	(494)	24
Loss before income taxes	(6,528)	(52,691)
Income tax (benefit) expense	(151)	162
Net loss	(6,377)	(52,853)
Net loss attributable to non-controlling interests	(2,644)	(22,908)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(3,733)	$(29,945)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.02)	$(0.21)
Weighted average number of Class A common shares outstanding, basic and diluted	146,426	143,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,377)	$(52,853)
Other comprehensive income (loss):
Foreign currency translation adjustments	(102)	574
Total other comprehensive loss	(6,479)	(52,279)
Comprehensive loss attributable to non-controlling interests	(2,688)	(22,658)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(3,791)	$(29,621)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2025	145,324	$1,453	110,684	$1,107	$199,177	$10,118	$524	$160,332	$372,711
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,172	22	—	—	(3,914)	—	—	—	(3,892)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	3,027	—	—	(3,027)	—
Stock-based compensation	—	—	—	—	3,841	—	—	2,902	6,743
Net loss	—	—	—	—	—	(3,733)	—	(2,644)	(6,377)
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	(44)	(102)
March 31, 2026	147,496	$1,475	110,684	$1,107	$202,131	$6,385	$466	$157,519	$369,083

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1,982	20	—	—	(5,080)	—	—	—	(5,060)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,131	—	—	(4,131)	—
Stock-based compensation	—	—	—	—	5,872	—	—	4,531	10,403
Net loss	—	—	—	—	—	(29,945)	—	(22,908)	(52,853)
Foreign currency translation adjustment	—	—	—	—	—	—	324	250	574
March 31, 2025	143,958	$1,440	110,684	$1,107	$186,797	$110,946	$324	$229,659	$530,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(6,377)	$(52,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,900	5,693
Amortization of intangible assets	6,472	7,030
Amortization of operating lease right-of-use assets	1,606	2,187
Stock-based compensation expense	6,743	10,403
Impairment	605	12,435
Other	541	225
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,914)	10,160
Inventory	33	449
Prepaid expenses and other current assets	1,433	2,241
Accounts payable	6,162	(708)
Accrued expenses and other current liabilities	(5,336)	1,838
Other long-term liabilities	(203)	(8,490)
Net cash provided by (used in) operating activities	8,665	(9,390)
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	—	(18,628)
Purchases of property and equipment	(4,437)	(4,501)
Net cash used in investing activities	(4,437)	(23,129)
Financing activities:
Principal repayments of long-term debt	(51,360)	(1,360)
Other financing activities, net	(3,866)	(3,540)
Net cash used in financing activities	(55,226)	(4,900)
Effects of exchange rate changes on cash and cash equivalents	30	73
Net decrease in cash and cash equivalents	(50,968)	(37,346)
Cash and cash equivalents, beginning of period	216,890	322,399
Cash and cash equivalents, end of period	$165,922	$285,053

Supplemental cash flow information:
Cash paid for interest	$6,146	$6,518
Cash paid for income taxes, net	$—	$139

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$248	$1,434
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$4,800
Accrued consideration payable recorded in connection with acquisitions of a business	$—	$2,331

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
Basis of Presentation
The Company is a holding company and has no material assets other than our ownership of equity interests in Topco LLC. As the sole managing member of Topco LLC, the Company operates and controls all of the business and affairs, and is the ultimate parent company, of Topco LLC. The Company conducts its business through Topco LLC and its consolidated subsidiaries. MLSH1, which is controlled by investment entities affiliated with GTCR, is the only other member of Topco LLC that is not a wholly-owned subsidiary of the Company. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC, and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net loss is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any future period.
The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual consolidated financial statements and notes thereto of the Company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, the realizability of our net deferred tax assets, valuation of goodwill and long-lived assets, and valuation of assets acquired and liabilities assumed in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.
Revenue Recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. There were no contract asset balances as of March 31, 2026 or December 31, 2025.
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue, which are both included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. Customer deposits are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $3.2 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three months ended March 31, 2026 and 2025, the Company did not recognize a material amount of revenue that was included in the contract liabilities balances as of December 31, 2025 and 2024, respectively.
Disaggregation of revenue
The following tables summarize the revenue by segment and region for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	TriLink	Cygnus	Total
North America	$27,953	$7,736	$35,689
Europe, the Middle East and Africa	17,531	4,416	21,947
Asia Pacific	1,909	5,963	7,872
Latin and Central America	83	246	329
Total revenue	$47,476	$18,361	$65,837

	Three Months Ended March 31, 2025
	TriLink	Cygnus	Total
North America	$21,974	$7,295	$29,269
Europe, the Middle East and Africa	2,594	4,284	6,878
Asia Pacific	4,147	6,410	10,557
Latin and Central America	35	111	146
Total revenue	$28,750	$18,100	$46,850
Revenue attributed to United States customers was $35.2 million and $28.8 million for the three months ended March 31, 2026 and 2025, respectively. Total revenue is attributed to geographic regions based on the country in which our customers are located or the bill-to location of the transaction.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.

We are the sole managing member of Topco LLC. As of March 31, 2026, we held approximately 57.1% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 42.9% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of March 31, 2026. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
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
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement (the “LLC Operating Agreement”) that was put in place at the date of a series of organizational transactions (the “Organizational Transactions”) effected immediately prior our initial public offering (the “IPO”). The LLC Operating Agreement includes a provision requiring cash distributions enabling Topco’s unit holders, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three months ended March 31, 2026 and 2025.
Stock-Based Compensation
The Company recognizes stock-based compensation for all equity awards made to employees, non-employee directors and contractors based upon the awards’ estimated grant date fair value, including stock options, restricted stock units and performance stock units ("PSUs"). For PSUs with performance conditions, expense is recognized based on the Company’s current estimate of achievement and may be adjusted or reversed if the performance condition is not met. The fair value of PSUs with performance conditions is based on the closing market price of the Company’s common stock on the date of grant.
During the three months ended March 31, 2026, the Company granted PSUs to employees that vest over a three-year service period and are subject to a performance condition. Compensation expense for these awards is recognized when it is probable that the performance condition will be achieved, and over the requisite service period based on the Company’s current estimate of expected payout. As of March 31, 2026, the unrecognized compensation cost was $27.8 million, which is expected to be recognized over approximately 2.9 years. During the three months ended March 31, 2025, the Company did not have such PSUs.
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
As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, which consisted primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). See Note 4 for the Company's financial assets and liabilities that are measured at fair value on a recurring basis.
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
The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31, 2026	December 31, 2025
	2026	2025
Pfizer, Inc.	21.7%	*	15.6%	*
Nacalai USA, Inc.	*	*	*	12.0%
____________________
*Less than 10%
For the three months ended March 31, 2026, substantially all of the revenue recorded for Pfizer, Inc. was generated by the TriLink segment.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU amends existing income statement disclosure guidance, primarily requiring more detailed disclosure for expenses. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
2.Acquisitions
Molecular Assemblies
On January 23, 2025, the Company completed the acquisition of assets from Molecular Assemblies, Inc. (“Molecular”) for a total purchase consideration of $11.2 million.
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
No proforma revenue or earnings information for the three months ended March 31, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
Officinae Bio
On February 21, 2025, the Company completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”) for a total purchase consideration of $15.1 million.
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. During the third quarter of 2025, the Company determined the conditions for payment were satisfied and paid the Milestone Consideration amount of $5.0 million to the sellers of Officinae. The Earnout Considerations had no probability of achievement at the acquisition date and at March 31, 2026, the value was not measurable.
Revenue and earnings from Officinae included in the Company’s condensed consolidated statements of operations since the date of acquisition were immaterial.
No proforma revenue or earnings information for the three months ended March 31, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenues and net loss for the respective periods.
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
The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows for the three months ended March 31, 2026 (in thousands):

	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments	Professional Fees	Total
TriLink	$(446)	$1,979	$605	$—	$2,138
Cygnus	(3)	—	—	—	(3)
Corporate	9	—	—	734	743
Total	$(440)	$1,979	$605	$734	$2,878
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of the periods presented (in thousands):

	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments	Professional Fees	Total
Balance as of December 31, 2025	$2,042	$—	$—	$176	$2,218
Charges (benefit)	(440)	1,979	605	734	2,878
Non-cash benefit (charges)	232	—	(605)	—	(373)
Cash payments	(1,036)	—	—	(141)	(1,177)
Balance as of March 31, 2026	$798	$1,979	$—	$769	$3,546
The Company is currently unable to reasonably estimate certain costs associated with the phased reduction of its facilities. Additional costs, which could be material, may be incurred as the Company implements and progresses through the phases of its restructuring plan.

4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of March 31, 2026
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$165,031	$—	$—	$165,031

		Fair Value Measurements as of December 31, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$216,384	$—	$—	$216,384
5.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$12,850	$14,606
Work-in-process	8,979	7,318
Finished goods	18,633	18,571
Total inventory	$40,462	$40,495
6.Commitments and Contingencies

Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers to purchase products and services. These purchase obligations are enforceable, legally binding agreements and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations were nominal for the three months ended March 31, 2026. Amounts purchased under these obligations totaled $1.1 million for the three months ended March 31, 2025.
As of March 31, 2026, future minimum commitments under these obligations totaled $4.5 million, of which $0.4 million is scheduled to be spent within the next 12 months, and $4.1 million is scheduled to be spent between one and more than ten years in the future.

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
On each of June 20, 2025, and July 16, 2025, separate purported stockholder derivative lawsuits were filed and later consolidated in the United States District Court for the Southern District of California for the benefit of the Company as the nominal defendant, captioned Mercer v. Martin, et al. and Husurianto v. Martin, et al., respectively (the “Derivative Actions”). Pursuant to a joint motion by the parties, the court dismissed the Derivative Actions without prejudice in March 2026.
7.Long-Term Debt
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
As of March 31, 2026, the effective interest rate on the Term Loan was 6.67% per annum.
The Revolving Credit Facility also provides availability for the issuance of letters of credit up to an aggregate limit of $20.0 million. As of March 31, 2026, the Company had a $0.5 million outstanding letter of credit as security for a lease agreement, which reduced the availability for the future issuance of letters of credit under the Revolving Credit Facility to $19.5 million.
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
The Term Loan requires mandatory quarterly principal payments of $1.4 million, with the remaining balance due upon maturity in October 2027. The Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the outstanding principal at any time. In February 2026, the Company voluntarily pre-paid, using cash on hand, $50.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, the Company recorded a loss on partial extinguishment of debt of $0.4 million within other expense on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2026 related to the write-off of pre-existing deferred financing costs.
As of March 31, 2026, unamortized debt issuance costs totaled $1.3 million and are recorded within other assets on the accompanying condensed consolidated balance sheet as there is no borrowing balance outstanding related to the Revolving Credit Facility.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively, however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of March 31, 2026, the Company’s first lien net leverage ratio was greater than 4.25:1.00 and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of March 31, 2026.
The Company’s long-term debt consisted of the following as of the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Term Loan	$242,880	$294,240
Unamortized debt issuance costs	(1,869)	(2,469)
Total long-term debt	241,011	291,771
Less: current portion	(5,440)	(5,440)
Total long-term debt, less current portion	$235,571	$286,331

There were no borrowing balances outstanding on the Company’s Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the aggregate future principal maturities of the Company’s debt obligations based on contractual due dates, were as follows (in thousands):

2026 (remaining nine months)	$4,080
2027	238,800
Total long-term debt	$242,880
8.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during the three months ended March 31, 2026 and 2025.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,377)	$(52,853)
Less: loss attributable to common non-controlling interests	2,644	22,908
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(3,733)	$(29,945)

Weighted average Class A common shares outstanding	146,426	143,425

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.02)	$(0.21)
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
The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	7,802	4,316
Stock options	4,096	3,422
Shares estimated to be purchased under the employee stock purchase plan	778	412
Shares of Class B common stock	110,684	110,684
Total	123,360	118,834
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market and performance conditions as of March 31, 2026 and 2025, and therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 6.3 million as of March 31, 2026 and was an insignificant amount as of March 31, 2025. These share amounts were also excluded from the potentially dilutive securities in the table above.
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
The following table summarizes the Company’s income tax expense (benefit) and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Loss before income taxes	$(6,528)	$(52,691)
Income tax (benefit) expense	$(151)	$162
Effective tax rate	2.3%	(0.3)%
The Company’s effective tax rate of 2.3% for the three months ended March 31, 2026 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
The Company’s effective tax rate of (0.3)% for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
As of March 31, 2026 and December 31, 2025, the Company had $1.1 million and $1.0 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense (benefit), which was immaterial during the three months ended March 31, 2026 and 2025.
Tax Distributions to Topco LLC’s Unit Holders
The LLC Operating Agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to Topco LLC’s unit holders. This agreement also includes a provision requiring cash distributions enabling Topco LLC’s unit holders to pay their taxes on income passing through from Topco LLC. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum combined marginal U.S. federal and state income tax rate applicable to an individual and (ii) the net investment income tax. The assumed income tax rate currently totals 46.7%, which may increase to 54.1% in certain cases where the qualified business income deduction is unavailable.
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
During the three months ended March 31, 2026 and 2025, Topco LLC did not pay any tax distributions to its unit holders.
As of March 31, 2026, no amounts for tax distributions had been accrued.
10.Related Party Transactions
MLSH 1 is controlled by investment entities affiliated with GTCR. The Company’s General Counsel is an officer of MLSH 1 and MLSH 2.
Payable to Related Parties Pursuant to the Tax Receivable Agreement
We are a party to a TRA with MLSH 1 and MLSH 2. The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Organizational Transactions, the IPO and any subsequent purchases or exchanges of LLC Units. The Company expects to benefit from the remaining 15% of any cash tax savings that it realizes.

We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2025. As of March 31, 2026, there was no current liability under the TRA.
As of December 31, 2023, the Company had derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings. There have been no changes to our position set forth in the 2025 Form 10-K. The impact of any activity for the year ending December 31, 2026, including any LLC Unit exchanges or changes to our estimated U.S. federal, state and local income tax rates, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2026 when such impacts are determinable.
As of March 31, 2026 and December 31, 2025, there were no liabilities outstanding under the TRA.
During the three months ended March 31, 2026 and 2025, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling Topco LLC’s unit holders to pay their taxes on income passing through from Topco LLC. During the three months ended March 31, 2026 and 2025, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement.
11.Segments
The Company’s financial performance is reported in two segments. A description of each segment follows:
•TriLink: focuses on the development, manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. In addition to catalog and custom products, the business provides contract development and manufacturing (“CDMO”) services, including process development, scale-up, and GMP production of nucleic acids for clinical applications. This segment also provides research products for labeling and detecting proteins in cells and tissue samples.
•Cygnus: focuses on the development, manufacturing and sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. This segment also provides services for custom antibody development, assay development, antibody affinity extraction and mass spectrometry that are utilized by our customers in their biologic drug manufacturing spectrum.
The Company has determined that adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) is the profit or loss measure that the Company’s chief operating decision maker (“CODM”) uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. The CODM reviews segment performance along with forecasts and other non-financial information in our annual budgeting process. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs are managed on a standalone basis and are not allocated to segments.

The following schedules include revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	TriLink	Cygnus	Total
Revenue	$47,476	$18,361	$65,837

Less:
Cost of revenue (1)	20,702	2,162
Selling and marketing (1)	3,692	789
General and administrative (1)	3,211	1,368
Research and development (1)	2,521	483
Other segment items (2)	91	1
Adjusted EBITDA for reportable segments	17,259	13,558	$30,817
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(10,490)
Amortization			(6,472)
Depreciation			(4,900)
Interest expense			(5,749)
Interest income			1,873
Other adjustments:
Acquisition integration costs			(231)
Stock-based compensation			(6,743)
Restructuring costs (3)			(3,110)
Other			(1,523)
Loss before income taxes			$(6,528)

	Three Months Ended March 31, 2025
	TriLink	Cygnus	Total
Revenue	$28,750	$18,100	$46,850

Less:
Cost of revenue (1)	24,822	2,801
Selling and marketing (1)	5,768	830
General and administrative (1)	4,515	1,213
Research and development (1)	2,498	585
Other segment items (2)	47	—
Adjusted EBITDA for reportable segments	(8,900)	12,671	$3,771
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(14,320)
Amortization			(7,030)
Depreciation			(5,693)
Interest expense			(6,778)
Interest income			3,225
Other adjustments:
Acquisition integration costs			(767)
Stock-based compensation			(10,403)
Merger and acquisition related expenses			(1,178)
Goodwill impairment			(12,435)
Other			(1,083)
Loss before income taxes			$(52,691)
___________________
(1)Expenses are adjusted to remove the impact of certain items, including interest, taxes, depreciation and amortization, certain non-cash items and other adjustments. Management believes these do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized losses on foreign exchange transactions.
(3)For the three months ended March 31, 2026, stock-based compensation benefit of $0.2 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2026 and 2025.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. This discussion and analysis reflects our historical results of operations and financial position and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Maravai LifeSciences Holdings, Inc. and its subsidiaries.
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
As of March 31, 2026, we employed a team of 416 full-time employees, approximately 26% of whom have advanced degrees.
We primarily utilize a direct sales model in North America. International sales, primarily in Europe and the Asia Pacific-region, are generated through a combination of direct sales and third-party distributors. The percentage of our total revenue derived from customers in North America was 54.2% and 62.5% for the three months ended March 31, 2026 and 2025, respectively.
We generated revenue of $65.8 million and $46.9 million for the three months ended March 31, 2026 and 2025, respectively.
Revenue by reportable segment was as follows:
TriLink: $47.5 million for the three months ended March 31, 2026, and $28.8 million for the three months ended March 31, 2025.
Cygnus: $18.4 million for the three months ended March 31, 2026, and $18.1 million for the three months ended March 31, 2025.
We continue to focus resources on supporting our core business segments while pursuing opportunities to expand our customer base domestically and internationally.
Selling, general and administrative expenses were $29.1 million and $39.6 million for the three months ended March 31, 2026 and 2025, respectively.
Our research and development efforts are focused on developing new products, technologies and services to meet our customers’ needs. Research and development expenses were $3.9 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively. We intend to continue investing in research and development to support our customers’ demand for innovation.

Recent Developments
Voluntary Prepayments on Term Loan
In February 2026, we voluntarily pre-paid, using cash on hand, $50.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal. As a result of the prepayment, we wrote off a portion of pre-existing deferred financing costs associated with the Term Loan.
Trends and Uncertainties
While revenue attributable to high-volume orders of our proprietary CleanCap® analogs for commercial phase COVID-19 vaccine programs returned in this quarter, representing $14.3 million in revenue for the three months ended March 31, 2026, we do not anticipate further high-volume CleanCap orders for commercial phase COVID-19 vaccine programs for the remainder of the year ending December 31, 2026. Therefore, the three months ended March 31, 2026, is expected to be the highest revenue quarter of the year.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $65.8 million and $46.9 million for the three months ended March 31, 2026 and 2025, respectively, through the following segments: (i) TriLink and (ii) Cygnus.

TriLink Segment
Our TriLink segment focuses on the development, manufacturing and sale of highly modified nucleic acids products to support the needs of customers’ research, therapeutic and vaccine programs. In addition to catalog and custom products, the business provides CDMO services, including process development, scale-up, and GMP production of nucleic acids for clinical applications. This segment also provides research products for oligonucleotide synthesis, modification, labeling and purification.
Cygnus Segment
Our Cygnus segment focuses on the development, manufacturing and sale of biologics safety and impurity tests and assay development services that are utilized by our customers in their biologic drug manufacturing activities.
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
We expect that our selling, general and administrative expenses will decrease year-over-year in future periods, as a result of the implementation of the 2025 Corporate Realignment Plan.
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
We expect our research and development costs will remain relatively consistent year-over-year in future periods, as a result of ongoing research and development initiatives.
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
Other Income (Expense)
Interest Expense
Interest expense consists of interest costs and the related amortization of the debt discount and deferred issuance costs on our outstanding debt, and interest costs on our finance lease liabilities.

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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of March 31, 2026, we held approximately 57.1% of the outstanding LLC Units, and MLSH 1 held approximately 42.9% of the outstanding LLC Units.
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

	Three Months Ended March 31,
	2026	2025	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$65,837	$46,850	40.5%
Cost of revenue (1)	32,136	39,125	(17.9)%
Gross profit	33,701	7,725	336.3%

Operating expenses:
Selling, general and administrative (1)	29,092	39,564	(26.5)%
Research and development (1)	3,889	4,888	(20.4)%
Goodwill impairment	—	12,435	*
Restructuring (1)	2,878	—	*
Total operating expenses	35,859	56,887	(37.0)%
Loss from operations	(2,158)	(49,162)	(95.6)%
Other expense, net	(4,370)	(3,529)	23.8%
Loss before income taxes	(6,528)	(52,691)	(87.6)%
Income tax (benefit) expense	(151)	162	(193.2)%
Net loss	(6,377)	(52,853)	(87.9)%
Net loss attributable to non-controlling interests	(2,644)	(22,908)	(88.5)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(3,733)	$(29,945)	(87.5)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.02)	$(0.21)
Weighted average number of Class A common shares outstanding, basic and diluted	146,426	143,425

Adjusted EBITDA (Non-GAAP financial measure)	$20,327	$(10,549)
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Year-Over-Year Change
Cost of revenue	$914	$2,042	(55.2)%
Selling, general and administrative	5,505	7,146	(23.0)%
Research and development	556	1,215	(54.2)%
Restructuring	(232)	—	*
Total stock-based compensation expense	$6,743	$10,403	(35.2)%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
TriLink	$47,476	$28,750	65.1%	72.1%	61.4%
Cygnus	18,361	18,100	1.4%	27.9%	38.6%
Total revenue	$65,837	$46,850	40.5%	100.0%	100.0%
Total revenue was $65.8 million for the three months ended March 31, 2026 compared to $46.9 million for the three months ended March 31, 2025, representing an increase of $19.0 million, or 40.5%.
TriLink revenue increased from $28.8 million for the three months ended March 31, 2025 to $47.5 million for the three months ended March 31, 2026, representing an increase of $18.7 million, or 65.1%. The increase in TriLink revenue was primarily driven by $14.3 million of high-volume CleanCap orders for commercial phase COVID vaccine programs. Excluding COVID CleanCap revenue, TriLink base revenue grew 15.4% year-over-year with strength from both Discovery and GMP consumables.
Cygnus revenue increased from $18.1 million for the three months ended March 31, 2025 to $18.4 million for the three months ended March 31, 2026, representing an increase of $0.3 million, or 1.4%. The increase was driven by strong demand in North America and EMEA, partially offset by lower contribution from China due to distributor ordering timing.
Gross Profit
Gross profit was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Revenue	$65,837	$46,850	40.5%	100.0%	100.0%
Cost of revenue	32,136	39,125	(17.9)%	48.8%	83.5%
Gross profit	$33,701	$7,725	336.3%	51.2%	16.5%
Cost of revenue decreased by $7.0 million from $39.1 million for the three months ended March 31, 2025 to $32.1 million for the three months ended March 31, 2026, or 17.9%. The decrease was primarily driven by a $3.3 million decrease in personnel expenses, a $1.6 million decrease in direct product costs, a $1.1 million decrease in stock-based compensation expense, and a $0.9 million decrease in facilities costs. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Gross profit margin increased by 3,470 basis points from 16.5% for the three months ended March 31, 2025 to 51.2% for the three months ended March 31, 2026. The increase in gross profit margin as a percentage of sales was primarily attributable to product mix and decreased expenses driven by the 2025 Corporate Realignment Plan.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Selling, general and administrative	$29,092	$39,564	(26.5)%	44.2%	84.5%
Research and development	3,889	4,888	(20.4)%	5.9%	10.4%
Goodwill impairment	—	12,435	*	—%	26.5%
Restructuring	2,878	—	*	4.4%	—%
Total operating expenses	$35,859	$56,887	(37.0)%	54.5%	121.4%

____________________
*Not meaningful
Selling, General and Administrative
Selling, general and administrative expenses decreased by $10.5 million from $39.6 million for the three months ended March 31, 2025 to $29.1 million for the three months ended March 31, 2026, or 26.5%. The decrease was primarily due to a $4.3 million decrease in personnel expenses, a $2.1 million decrease in professional services fees, a $1.6 million decrease in stock-based compensation expense, a $1.0 million decrease in facilities costs, and a $0.8 million decrease in marketing expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Research and Development
Research and development expenses decreased by $1.0 million from $4.9 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026, or 20.4%. The decrease was primarily driven by a $0.7 million decrease in stock-based compensation expense and a $0.3 million decrease in supplies and materials. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Goodwill Impairment
During the three months ended March 31, 2025, we recorded goodwill impairment of $12.4 million for the TriLink BioTechnologies reporting unit within our TriLink segment. During the three months ended March 31, 2026, no goodwill impairment was recorded.
Restructuring
Restructuring costs for the three months ended March 31, 2026 were attributable to the 2025 Corporate Realignment Plan. These costs included severance and other employee-related costs (benefit) of $(0.4) million, non-employee contract costs of $2.0 million, asset impairments of $0.6 million, and professional fees of $0.7 million.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Interest expense	$(5,749)	$(6,778)	(15.2)%	(8.7)%	(14.5)%
Interest income	1,873	3,225	(41.9)%	2.8%	6.9%
Other (expense) income	(494)	24	(2158.3)%	(0.7)%	0.1%
Total other expense	$(4,370)	$(3,529)	23.8%	(6.6)%	(7.5)%
____________________
*Not meaningful
Total other expense was $3.5 million for the three months ended March 31, 2025 compared to $4.4 million for the three months ended March 31, 2026, representing an increase of $0.8 million, or 23.8%. The $1.0 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in February 2026, was partially offset by a $1.4 million decrease in interest income earned on our short-term investments in money market funds, which were used for the voluntary prepayment. Other expense also increased due to the loss on partial extinguishment of debt of $0.4 million recorded in the three months ended March 31, 2026.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. Our CODM reviews segment performance along with forecasts and other non-financial information in our annual budgeting process. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs are managed on a standalone basis and are not allocated to segments.
We do not allocate assets to our reportable segments as they are not included in the review performed by our CODM for purposes of assessing segment performance and allocating resources.
As of March 31, 2026, substantially all of our long-lived assets were located within the United States.
The following schedules include revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2026
	TriLink	Cygnus	Total
Revenue	$47,476	$18,361	$65,837

Less:
Cost of revenue (1)	20,702	2,162
Selling and marketing (1)	3,692	789
General and administrative (1)	3,211	1,368
Research and development (1)	2,521	483
Other segment items (2)	91	1
Adjusted EBITDA	17,259	13,558	$30,817
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(10,490)
Amortization			(6,472)
Depreciation			(4,900)
Interest expense			(5,749)
Interest income			1,873
Other adjustments:
Acquisition integration costs			(231)
Stock-based compensation			(6,743)
Restructuring costs (3)			(3,110)
Other			(1,523)
Loss before income taxes			$(6,528)

	Three Months Ended March 31, 2025
	TriLink	Cygnus	Total
Revenue	$28,750	$18,100	$46,850

Less:
Cost of revenue (1)	24,822	2,801
Selling and marketing (1)	5,768	830
General and administrative (1)	4,515	1,213
Research and development (1)	2,498	585
Other segment items (2)	47	—
Adjusted EBITDA	(8,900)	12,671	$3,771
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(14,320)
Amortization			(7,030)
Depreciation			(5,693)
Interest expense			(6,778)
Interest income			3,225
Other adjustments:
Acquisition integration costs			(767)
Stock-based compensation			(10,403)
Merger and acquisition related expenses			(1,178)
Goodwill impairment			(12,435)
Other			(1,083)
Loss before income taxes			$(52,691)
___________________
(1)Expenses are adjusted to remove the impact of certain items, including interest, taxes, depreciation and amortization, certain non-cash items and other adjustments. Management believes these do not directly reflect our core operations, and, therefore, are not included in measuring segment performance.
(2)Other segment items for each reportable segment include realized and unrealized losses on foreign exchange transactions.
(3)For the three months ended March 31, 2026, stock-based compensation benefit of $0.2 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item.
There was no intersegment revenue during the three months ended March 31, 2026 and 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,377)	$(52,853)
Add:
Amortization	6,472	7,030
Depreciation	4,900	5,693
Interest expense	5,749	6,778
Interest income	(1,873)	(3,225)
Income tax (benefit) expense	(151)	162
EBITDA	8,720	(36,415)
Acquisition integration costs (1)	231	767
Stock-based compensation (2)	6,743	10,403
Merger and acquisition related expenses (3)	—	1,178
Goodwill impairment (4)	—	12,435
Restructuring costs (5)	3,110	—
Other (6)	1,523	1,083
Adjusted EBITDA	$20,327	$(10,549)
____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of the Company’s acquisition of Alphazyme, which was completed in January 2023. These retention payments arise from the Company’s agreement executed in connection with its acquisition of Alphazyme and provide incremental financial incentives, over and above recurring compensation, to ensure the employees of Alphazyme remain present and participate in integration of the acquired business during the integration and knowledge transfer period. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continued to be employed by the Company. The Company recognized compensation expense related to these payments in the post-acquisition period ratably over the service period. Retention payment expenses were $0.7 million for the three months ended March 31, 2025. Retention expenses for Alphazyme concluded in the fourth quarter of 2025, and following the payments in the fourth quarter of 2025, there were no further retention expenses payable for Alphazyme. There are no further cash-based retention payments planned, other than those disclosed above, for acquisitions completed as of March 31, 2026.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(4)Refers to goodwill impairment recorded for our TriLink segment.
(5)Refers to restructuring costs (benefit) associated with the 2025 Corporate Realignment Plan. For the three months ended March 31, 2026, stock-based compensation expense of $0.2 million related to forfeited stock awards is included in the stock-based compensation line item.
(6)For the three months ended March 31, 2026, refers to severance payments, inventory step-up charges in connection with the acquisition of Alphazyme, legal costs, and other non-recurring costs that are deemed to be outside of the ordinary course of business. For the three months ended March 31, 2025, primarily refers to severance payments and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of March 31, 2026, investment entities affiliated with GTCR collectively controlled approximately 51% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We did not make any cash distributions during the three months ended March 31, 2026 and 2025 for tax liabilities to MLSH 1, which is controlled by investment entities affiliated with GTCR and is the only holder of LLC Units other than us and our wholly owned subsidiaries.

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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. As of March 31, 2026, there was no current liability outstanding under the TRA.
As of December 31, 2023, the Company had derecognized the remaining non-current liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. There have been no changes to our position set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. The impact of any activity for the year ending December 31, 2026, including any LLC Unit exchanges or changes to our estimated U.S. federal, state or local income tax rates, will be included in our Annual Report on Form 10-K for the year ending December 31, 2026 when such impacts are determinable. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. If the Company concludes in a future period that the tax benefits are more likely than not to be realized and releases its valuation allowance, the corresponding TRA liability amounts may be considered probable at that time and recorded on the consolidated balance sheet and within earnings.
During the three months ended March 31, 2026 and 2025, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of March 31, 2026, we had cash and cash equivalents of $165.9 million and retained earnings of $6.4 million.
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
We expect to make future cash payments of approximately $1.6 million using existing cash on hand, primarily through the second quarter of 2026, for professional fees and employee-related restructuring costs associated with the 2025 Corporate Realignment Plan.
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

During the years ended December 31, 2025 and 2024, we determined that making a payment under the non-current portion of the TRA was not probable under Accounting Standards Codification 450 - Contingencies since a valuation allowance has been recorded against our deferred tax assets, and we do not believe we will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. There have been no changes to our position set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. The impact of any activity for the year ending December 31, 2026, including any LLC Unit exchanges or changes to our estimated U.S. federal, state and local income tax rates, will be included in our Annual Report on Form 10-K for the year ending December 31, 2026 when such impacts are determinable.
In the event of a change of control, material breach, or our election to terminate the TRA early, (1) we could be required to make certain and immediate cash payments to MLSH 1 and MLSH 2. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three months ended March 31, 2026 and 2025.
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
There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2026.
The Term Loan requires mandatory quarterly principal payments of $1.4 million, with the remaining balance due upon maturity in October 2027. The Term Loan includes prepayment provisions that allow the Company, at our option, to repay all or a portion of the outstanding principal at any time. In February 2026, the Company voluntarily pre-paid, using cash on hand, $50.0 million of aggregate principal amount of the Term Loan. There were no prepayment penalties associated with this prepayment of principal.
The Credit Agreement requires prepayments on the Term Loan principal for certain excess cash flow, subject to certain step-downs, based on the Company’s first lien net leverage ratio for the fiscal year. The excess cash flow prepayment is reduced to 25% or 0% of the calculated excess cash flow if the Company’s first lien net leverage ratio was equal to or less than 4.75:1.00 or 4.25:1.00, respectively; however, no prepayment is required to the extent excess cash flow calculated for the fiscal year is equal to or less than $10.0 million. As of March 31, 2026, the Company’s first lien net leverage ratio was greater than 4.25:1.00 and its excess cash flow was less than $10.0 million.
The Credit Agreement contains certain covenants, including, among other things, covenants limiting our ability to incur or prepay certain indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes to the nature of the business. Additionally, the Credit Agreement requires us to maintain a certain net leverage ratio if the outstanding debt balance on the Revolving Credit Facility exceeds 35.0% of the aggregate amount of available credit of $167.0 million, or $58.5 million. The Company was in compliance with these covenants as of March 31, 2026.
Tax Receivable Agreement
As of March 31, 2026, we did not have a current liability outstanding under the TRA.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$8,665	$(9,390)
Investing activities	(4,437)	(23,129)
Financing activities	(55,226)	(4,900)
Effects of exchange rate changes on cash	30	73
Net decrease in cash and cash equivalents	$(50,968)	$(37,346)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $8.7 million, which was primarily attributable to non-cash depreciation and amortization of $11.4 million, non-cash amortization of operating lease right-of-use assets of $1.6 million, non-cash stock-based compensation of $6.7 million, and non-cash impairment of $0.6 million. These were partially offset by a net cash outflow from the change in our operating assets and liabilities of $5.8 million and a net loss of $6.4 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $4.4 million, which consisted of cash outflows for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $55.2 million, which was primarily attributable to $51.4 million of principal repayments of long-term debt, which included the voluntary principal prepayment on the Term Loan, $3.6 million of tax payments related to shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock, and $0.2 million of payments of finance lease liabilities.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; (ii) the change in property and equipment included in accounts payable and accrued expenses; and (iii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the three months ended March 31, 2026 totaled $1.0 million. Capital expenditures for the year ending December 31, 2026 are projected to be in the range of $4.0 million to $6.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$44,153	$10,007	$18,228	$12,924	$2,994
Finance leases (2)	26,889	3,556	7,435	7,888	8,010
Debt obligations (3)	242,880	5,440	237,440	—	—
Other (4)	5,449	1,389	778	778	2,504
Total	$319,371	$20,392	$263,881	$21,590	$13,508
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
(4)Represents firm purchase commitments and minimum contractual obligations to suppliers.
Cash distributions for unit holder tax liabilities are required under the terms of the LLC Operating Agreement. See Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tax distributions.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures in the condensed consolidated financial statements. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and any such difference may be material. For a discussion of how these and other factors may affect our business, financial condition or results of operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, if any, see Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2026, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our Credit Agreement bear interest at a rate equal to the Base Rate plus a margin of 2.00%, with respect to each Base Rate-based loan, or the Term SOFR (Secured Overnight Financing Rate) plus a margin of 3.00% with respect to each Term SOFR-based loan, subject in each case to an applicable Base Rate or Term SOFR floor (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $242.9 million of outstanding borrowings under our Term Loan and no outstanding borrowings under our Revolving Credit Facility as of March 31, 2026. For the three months ended March 31, 2026, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.7 million.
We had cash and cash equivalents of $165.9 million as of March 31, 2026. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although approximately 46.6% of our revenue for the three months ended March 31, 2026 was derived from international sales, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On March 10, 2026, Kurt Oreshack, our Executive Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s Class A common stock prior to the expiration of the plan on August 10, 2026.
During the three months ended March 31, 2026, none of the Company’s other directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1§	Amended and Restated Employment Agreement of Kurt Oreshack, dated as of May 8, 2023 among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Kurt Oreshack.

10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Annual Director Grant), filed herewith.

10.3
Amendment No. 1 to Employment Agreement, effective as of February 19, 2026, by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Bernd Brust (incorporated by reference to Exhibit 10.42 to Maravai Life Sciences Holdings, Inc.’s Form 10-K filed on February 26, 2026).

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
Date: May 8, 2026