Form 10-Q
period 2026-06-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2026-08-07
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of July 31, 2026, 148,989,545 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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
•The possibility that we will receive distributions from Topco LLC significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement.
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

Part I.
Item 1. Financial Statements
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$70,091	$216,890
Accounts receivable, net	31,138	25,498
Inventory	41,230	40,495
Prepaid expenses and other current assets	13,196	13,368
Total current assets	155,655	296,251
Property and equipment, net	142,414	151,479
Goodwill	129,429	129,429
Intangible assets, net	138,375	151,543
Other assets	37,873	41,875
Total assets	$603,746	$770,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,125	$2,910
Accrued expenses and other current liabilities	30,169	36,567
Current portion of long-term debt	1,125	5,440
Total current liabilities	38,419	44,917
Long-term debt, less current portion	145,980	286,331
Finance lease liabilities, less current portion	29,591	30,141
Other long-term liabilities	34,168	36,477
Total liabilities	248,158	397,866
Commitments and contingencies (Note 5)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 148,888 and 145,324 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,489	1,453
Class B common stock, $0.01 par value - 256,856 shares authorized; 110,684 issued and outstanding as of June 30, 2026 and December 31, 2025	1,107	1,107
Additional paid-in capital	207,598	199,177
Retained earnings (accumulated deficit)	(6,031)	10,118
Accumulated other comprehensive income	459	524
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	204,622	212,379
Non-controlling interest	150,966	160,332
Total stockholders’ equity	355,588	372,711
Total liabilities and stockholders’ equity	$603,746	$770,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$51,442	$47,397	$117,279	$94,247
Cost of revenue	30,792	39,629	62,928	78,754
Gross profit	20,650	7,768	54,351	15,493

Operating expenses:
Selling, general and administrative	32,070	38,715	61,162	78,279
Research and development	3,702	4,882	7,591	9,770
Goodwill impairment	—	30,449	—	42,884
Restructuring	(33)	—	2,845	—
Total operating expenses	35,739	74,046	71,598	130,933
Loss from operations	(15,089)	(66,278)	(17,247)	(115,440)
Other income (expense):
Interest expense	(4,809)	(6,815)	(10,558)	(13,593)
Interest income	1,159	3,030	3,032	6,255
Loss on extinguishment of debt	(3,011)	—	(3,413)	—
Other expense	(52)	(4,062)	(144)	(4,038)
Loss before income taxes	(21,802)	(74,125)	(28,330)	(126,816)
Income tax benefit	(171)	(4,288)	(322)	(4,126)
Net loss	(21,631)	(69,837)	(28,008)	(122,690)
Net loss attributable to non-controlling interests	(9,215)	(30,246)	(11,859)	(53,154)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,416)	$(39,591)	$(16,149)	$(69,536)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.08)	$(0.27)	$(0.11)	$(0.48)
Weighted average number of Class A common shares outstanding, basic and diluted	147,996	144,236	147,215	143,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(21,631)	$(69,837)	$(28,008)	$(122,690)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	442	(114)	1,016
Total other comprehensive income (loss)	(12)	442	(114)	1,016
Total comprehensive loss	(21,643)	(69,395)	(28,122)	(121,674)
Comprehensive loss attributable to non-controlling interests	(9,220)	(30,054)	(11,908)	(52,712)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,423)	$(39,341)	$(16,214)	$(68,962)
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2026	147,496	$1,475	110,684	$1,107	$202,131	$6,385	$466	$157,519	$369,083
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	1,392	14	—	—	(2,071)	—	—	—	(2,057)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	1,699	—	—	(1,699)	—
Stock-based compensation	—	—	—	—	5,839	—	—	4,366	10,205
Net loss	—	—	—	—	—	(12,416)	—	(9,215)	(21,631)
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	(5)	(12)
June 30, 2026	148,888	$1,489	110,684	$1,107	$207,598	$(6,031)	$459	$150,966	$355,588

	Six Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2025	145,324	$1,453	110,684	$1,107	$199,177	$10,118	$524	$160,332	$372,711
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	3,564	36	—	—	(5,985)	—	—	—	(5,949)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,726	—	—	(4,726)	—
Stock-based compensation	—	—	—	—	9,680	—	—	7,268	16,948
Net loss	—	—	—	—	—	(16,149)	—	(11,859)	(28,008)
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(49)	(114)
June 30, 2026	148,888	$1,489	110,684	$1,107	$207,598	$(6,031)	$459	$150,966	$355,588

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
March 31, 2025	143,958	$1,440	110,684	$1,107	$186,797	$110,946	$324	$229,659	$530,273
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	657	6	—	—	310	—	—	—	316
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	427	—	—	(427)	—
Stock-based compensation	—	—	—	—	3,843	—	—	2,946	6,789
Net loss	—	—	—	—	—	(39,591)	—	(30,246)	(69,837)
Foreign currency translation adjustment	—	—	—	—	—	—	250	192	442
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,639	26	—	—	(4,770)	—	—	—	(4,744)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,558	—	—	(4,558)	—
Stock-based compensation	—	—	—	—	9,715	—	—	7,477	17,192
Net loss	—	—	—	—	—	(69,536)	—	(53,154)	(122,690)
Foreign currency translation adjustment	—	—	—	—	—	—	574	442	1,016
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(28,008)	$(122,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,213	11,650
Amortization of intangible assets	12,941	14,230
Amortization of operating lease right-of-use assets	3,231	4,416
Stock-based compensation expense	16,948	17,192
Loss on extinguishment of debt	3,413	—
Impairment	469	43,936
Acquisition related tax adjustment	—	4,082
Other	201	897
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,626)	10,661
Inventory	(735)	3,557
Prepaid expenses and other current assets	662	(621)
Accounts payable	4,362	1,074
Accrued expenses and other current liabilities	(3,521)	6,639
Other long-term liabilities	(1,893)	(14,678)
Net cash provided by (used in) operating activities	12,657	(19,655)
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	—	(18,990)
Purchases of property and equipment	(4,807)	(7,375)
Net cash used in investing activities	(4,807)	(26,365)
Financing activities:
Proceeds from borrowings of long-term debt	150,000	—
Principal repayments of long-term debt	(294,240)	(2,720)
Financing costs incurred for long-term debt	(3,575)	—
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(5,936)	(4,719)
Other financing activities, net	(455)	1,005
Net cash used in financing activities	(154,206)	(6,434)
Effects of exchange rate changes on cash and cash equivalents	47	(38)
Net decrease in cash, cash equivalents, and restricted cash	(146,309)	(52,492)
Cash and cash equivalents, beginning of period	216,890	322,399
Cash, cash equivalents and restricted cash, end of period	$70,581	$269,907

Supplemental cash flow information:
Cash paid for interest	$13,740	$12,637
Cash refunded for income taxes, net	$—	$(535)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$539	$1,722
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$463

	Six Months Ended June 30,
	2026	2025
Fair value of contingent consideration liability recorded in connection with acquisition of a business	$—	$4,800
Accrued consideration payable recorded in connection with acquisitions of a business	$—	$2,331

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets:	2026	2025
Cash and cash equivalents	$70,091	$269,907
Restricted cash included in other current assets	490	—
Total cash, cash equivalents, and restricted cash	$70,581	$269,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARAVAI LIFESCIENCES HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company,” and together with its consolidated subsidiaries, “Maravai,” “we,” “us,” and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and to support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for therapeutic and diagnostic applications and immunoassay, qPCR and mass spectrometry-based products and services to detect impurities during the production of biopharmaceutical products.
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
Basis of Presentation
The Company is a holding company and has no material assets other than our ownership of equity interests in Topco LLC. As the sole managing member of Topco LLC, the Company operates and controls all of the business and affairs, and is the ultimate parent company, of Topco LLC. The Company conducts its business through Topco LLC and its consolidated subsidiaries. MLSH 1, which is controlled by investment entities affiliated with GTCR, is the only other member of Topco LLC that is not a wholly-owned subsidiary of the Company. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Topco LLC, and also have a substantial financial interest in Topco LLC, we consolidate the financial results of Topco LLC, and a portion of our net loss is allocated to the non-controlling interests in Topco LLC held by MLSH 1.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, with all intercompany accounts and transactions eliminated. Certain prior period information has been reclassified to conform to the current period presentation.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 9), the realizability of our net deferred tax assets, valuation of goodwill and long-lived assets, and valuation of assets acquired and liabilities assumed in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026.
Revenue Recognition
Contract balances
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue, which are both included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Customer deposits are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $5.4 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three and six months ended June 30, 2026, the Company recognized revenue of $0.8 million and $1.5 million, respectively, that was included in the contract liabilities balances as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenue of $0.6 million and $1.5 million, respectively, that was included in the contract liabilities balances as of December 31, 2024.
Disaggregation of revenue
The following tables summarize revenue by segment and region for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	TriLink	Cygnus	Total
North America	$24,646	$6,638	$31,284
Europe, the Middle East and Africa	6,129	4,324	10,453
Asia Pacific	3,701	5,618	9,319
Latin and Central America	193	193	386
Total revenue	$34,669	$16,773	$51,442

	Six Months Ended June 30, 2026
	TriLink	Cygnus	Total
North America	$52,599	$14,374	$66,973
Europe, the Middle East and Africa	23,660	8,740	32,400
Asia Pacific	5,610	11,581	17,191
Latin and Central America	276	439	715
Total revenue	$82,145	$35,134	$117,279

	Three Months Ended June 30, 2025
	TriLink	Cygnus	Total
North America	$23,872	$6,767	$30,639
Europe, the Middle East and Africa	4,107	4,288	8,395
Asia Pacific	3,023	5,135	8,158
Latin and Central America	83	122	205
Total revenue	$31,085	$16,312	$47,397

	Six Months Ended June 30, 2025
	TriLink	Cygnus	Total
North America	$45,846	$14,062	$59,908
Europe, the Middle East and Africa	6,701	8,572	15,273
Asia Pacific	7,170	11,545	18,715
Latin and Central America	118	233	351
Total revenue	$59,835	$34,412	$94,247
Revenue attributed to United States customers was $30.9 million and $66.1 million for the three and six months ended June 30, 2026, respectively. Revenue attributed to United States customers was $30.3 million and $59.1 million for the three and six months ended June 30, 2025, respectively. Total revenue is attributed to geographic regions based on the country in which the customers are located or the bill-to location of the transaction.
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
We are the sole managing member of Topco LLC. As of June 30, 2026, we held approximately 57.4% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 42.6% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of June 30, 2026. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
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
Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement (the “LLC Operating Agreement”) that was put in place at the date of a series of organizational transactions (the “Organizational Transactions”) effected immediately prior to our initial public offering (the “IPO”). The LLC Operating Agreement includes a provision requiring cash distributions enabling Topco’s unit holders, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three and six months ended June 30, 2026 and 2025.
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
During the six months ended June 30, 2026, the Company granted PSUs to employees that vest over a three-year service period and are subject to a performance condition. There were no PSUs with performance conditions granted during the three months ended June 30, 2026. Compensation expense for these awards is recognized when it is probable that the performance condition will be achieved, and over the requisite service period based on the Company’s current estimate of expected payout. As of June 30, 2026, the unrecognized compensation cost was $23.4 million, which is expected to be recognized over approximately 2.75 years. During the three and six months ended June 30, 2025, the Company did not have any such PSUs.
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
As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits held at financial institutions and money market funds. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of June 30, 2026
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$69,165	$—	$—	$69,165

		Fair Value Measurements as of December 31, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$216,384	$—	$—	$216,384

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

The following table summarizes revenue from each of our customers who individually accounted for 10% or more of our total revenue or accounts receivable for the periods presented:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2026	December 31, 2025
	2026	2025	2026	2025
Pfizer, Inc.	*	*	12.2%	*	*	*
Nacalai USA, Inc.	*	*	*	*	*	12.0%
Seqirus Inc.	*	*	*	*	18.3%	*
____________________
*Less than 10%
For the three and six months ended June 30, 2026, substantially all of the revenue recorded for Pfizer, Inc. was generated by the TriLink segment.
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
No pro forma revenue or earnings information for the three and six months ended June 30, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenue and net loss for the respective periods.
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

During the third quarter of 2025, the Company determined the conditions for payment were satisfied and paid the Milestone Consideration amount of $5.0 million to the sellers of Officinae. The Earnout Considerations had no probability of achievement and the fair value at the acquisition date and at June 30, 2026 could not be reasonably estimated.
Revenue and earnings from Officinae included in the Company’s condensed consolidated statements of operations since the date of acquisition were immaterial.
No pro forma revenue or earnings information for the three and six months ended June 30, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenue and net loss for the respective periods.
3.Restructuring
In August 2025, the Company implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a phased reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”). The Company anticipates completion of the 2025 Corporate Realignment Plan by the end of the third quarter of 2026.
For the three months ended June 30, 2026, restructuring charges were not significant. The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows (in thousands):

	Six Months Ended June 30, 2026
	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments	Professional Fees	Total
TriLink	$(422)	$1,979	$422	$—	$1,979
Cygnus	(3)	—	—	—	(3)
Corporate	(23)	—	—	892	869
Total	$(448)	$1,979	$422	$892	$2,845
The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of the periods presented (in thousands):

	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments	Professional Fees	Total
Balance as of December 31, 2025	$2,042	$—	$—	$176	$2,218
Charges (benefit)	(448)	1,979	422	892	2,845
Non-cash benefit (charges)	248	—	(422)	—	(174)
Cash payments	(1,562)	(300)	—	(998)	(2,860)
Balance as of June 30, 2026	$280	$1,679	$—	$70	$2,029
The Company is currently unable to reasonably estimate certain costs associated with the phased reduction of its facilities. Additional costs, which could be material, may be incurred as the Company implements and progresses through the phases of its restructuring plan.

4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$12,882	$14,606
Work-in-process	9,904	7,318
Finished goods	18,444	18,571
Total inventory	$41,230	$40,495
5.Commitments and Contingencies

Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers to purchase products and services. These purchase obligations are enforceable, legally binding agreements and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations were nominal and $0.3 million for the three and six months ended June 30, 2026. Amounts purchased under these obligations totaled $1.9 million and $3.0 million for the three and six months ended June 30, 2025.
As of June 30, 2026, future minimum commitments under these obligations totaled $4.4 million, of which $0.4 million is scheduled to be spent within the next 12 months, and $4.0 million is scheduled to be spent between one and more than ten years in the future.

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
6.Long-Term Debt
2026 Credit Agreement
On June 2, 2026, Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Maravai Topco Holdings, LLC, as borrower, entered into a new credit agreement (the "2026 Credit Agreement") with certain lenders and issuing banks party thereto and BSP Agency, LLC, as administrative agent and collateral agent. The 2026 Credit Agreement provides for a $150.0 million initial term loan facility (the "2026 Term Loan") and a $30.0 million revolving credit facility (the "2026 Revolving Credit Facility"), each maturing on June 2, 2032. In connection with entering into the 2026 Credit Agreement, the Company repaid all amounts outstanding under its prior credit agreement, dated as of October 19, 2020 (the “Prior Credit Agreement”), and terminated the related term loan facility and revolving credit facility, including the related guarantees and security interests.

In connection with the termination of the Prior Credit Agreement, the Company issued a cash-collateralized letter of credit of $0.5 million related to a lease, which is classified as restricted cash and is included in other current assets on the Condensed Consolidated Balance Sheet as of June 30, 2026, as the letter of credit is expected to expire within the next twelve months.

Borrowings under the 2026 Credit Agreement bear interest, at the Company's option, at either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum or (ii) an alternate base rate plus 4.00% per annum, with a 0.25% stepdown available for any period if the consolidated first lien net leverage ratio of the Borrower is equal to or less than 3.00 to 1.00. The Term SOFR is subject to a floor of 0.75%. From the effective date of the 2026 Credit Agreement until delivery of the first compliance certificate and related financial statements, the applicable margin is 5.00% per annum for Term SOFR borrowings and 4.00% per annum for alternate base rate borrowings. Thereafter, the applicable margin is based on the Company's senior secured first lien net leverage ratio and ranges from 4.75% to 5.00% per annum for Term SOFR borrowings and from 3.75% to 4.00% per annum for alternate base rate borrowings.

Borrowings under the 2026 Credit Agreement are guaranteed by Maravai Topco Holdings, LLC and certain subsidiaries of the Company and are secured by a first-priority lien on substantially all assets of the borrower and the guarantors, in each case subject to customary exceptions.

The 2026 Term Loan requires mandatory quarterly principal payments, commencing on December 31, 2026, in an aggregate principal amount equal to 0.25% of the aggregate principal amount of the 2026 Term Loan outstanding on the effective date, or $0.4 million per quarter, with the remaining balance due at maturity on June 2, 2032. Amounts repaid or prepaid under the 2026 Term Loan may not be reborrowed. The 2026 Term Loan includes prepayment provisions that allow the Company, at the Company’s option, to repay all or a portion of the outstanding principal at any time, subject to a fee of 1.00% of the aggregate principal amount of the 2026 Term Loan if repaid prior to June 2, 2027, and no fee if on or after June 2, 2027.

The 2026 Credit Agreement requires mandatory prepayments of the 2026 Term Loan under certain circumstances, including from certain asset sale, casualty and debt incurrence proceeds, subject to reinvestment rights and other exceptions. Commencing with the fiscal year ending December 31, 2027, the 2026 Credit Agreement also requires an annual excess cash flow prepayment equal to 50% of excess cash flow if the Company's senior secured first lien net leverage ratio is greater than 3.50:1.00, or 25% if the Company's senior secured first lien net leverage ratio is less than or equal to 3.50:1.00 and greater than 3.00:1.00. No excess cash flow prepayment is required for a fiscal year to the extent the calculated prepayment amount is equal to or less than the greater of $5.3 million and 15% of Consolidated EBITDA, as defined in the 2026 Credit Agreement.

The 2026 Credit Agreement contains covenants that, among other things, limit the Company's ability to incur or prepay certain indebtedness, pay dividends or make other restricted payments, dispose of assets, engage in mergers and consolidations, make acquisitions and other investments, enter into certain affiliate transactions, create liens and make changes to the nature of the business. Commencing December 31, 2026, the 2026 Credit Agreement includes a financial performance covenant that requires the Company to maintain a senior secured first lien net leverage ratio not to exceed 6.50:1.00 if revolving exposure, excluding undrawn letters of credit, is equal to or greater than 40.0% of the aggregate revolving commitments. The Company was in compliance with the covenants under the 2026 Credit Agreement as of June 30, 2026.

In connection with the repayment of all amounts outstanding under the Prior Credit Agreement and the termination of the Prior Credit Agreement, including the related term loan facility, revolving credit facility, related guarantees and security interests, the Company recorded losses on extinguishment of debt of $3.0 million and $3.4 million during the three and six months ended June 30, 2026, respectively, primarily related to the write-offs of unamortized debt issuance costs and original issue discount associated with the prior term loan, deferred financing costs related to the prior revolving credit facility, and related lender and legal fees.

In connection with the 2026 Credit Agreement, the Company capitalized debt issuance costs and original issue discount of $2.9 million. Unamortized debt issuance costs and original issue discount related to the 2026 Term Loan are presented as a direct deduction from the carrying amount of long-term debt, while unamortized debt issuance costs related to the 2026 Revolving Credit Facility are recorded within other assets in the accompanying condensed consolidated balance sheet as of June 30, 2026. As of June 30, 2026, unamortized issuance costs related to the 2026 Revolving Credit Facility totaled $0.6 million and are included within other assets on the condensed consolidated balance sheet.

The Company's long-term debt consisted of the following as of the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Term Loan	$150,000	$294,240
Less: unamortized debt discount and issuance costs	(2,895)	(2,469)
Total long-term debt	147,105	291,771
Less: current portion	(1,125)	(5,440)
Total long-term debt, less current portion	$145,980	$286,331

There were no borrowings under the 2026 Revolving Credit Facility or the Prior Revolving Credit Facility as of June 30, 2026 and December 31, 2025, respectively. The Company is required to pay a commitment fee of 0.50% per annum on the daily average unused portion of the 2026 Revolving Credit Facility, payable quarterly.

As of June 30, 2026, the aggregate future principal maturities of the Company's debt obligations based on contractual due dates were as follows (in thousands):

2026 (remaining six months)	$375
2027	1,500
2028	1,500
2029	1,500
2030	1,500
2031	1,500
Thereafter	142,125
Total long-term debt	$150,000
7.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during the three and six months ended June 30, 2026 and 2025.
The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(21,631)	$(69,837)	$(28,008)	$(122,690)
Less: loss attributable to common non-controlling interests	9,215	30,246	11,859	53,154
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,416)	$(39,591)	$(16,149)	$(69,536)

Weighted average Class A common shares outstanding	147,996	144,236	147,215	143,833

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.08)	$(0.27)	$(0.11)	$(0.48)
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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	13,207	13,360	13,207	3,566
Performance-based incentive units	7,886	—	7,886	—
Stock options	3,459	4,550	3,459	4,550
Shares estimated to be purchased under the employee stock purchase plan	1,076	2,025	1,006	2,025
Shares of Class B common stock	110,684	110,684	110,684	110,684
Total	136,312	130,619	136,242	120,825
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market conditions as of June 30, 2026 and 2025 and, therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 3.3 million as of June 30, 2026 and 3.3 million as of June 30, 2025. These share amounts were excluded from the potentially dilutive securities in the table above.
8.Income Taxes
The Company is subject to U.S. federal, state and foreign income taxes with respect to its allocable share of any taxable income or loss of Topco LLC, as well as any stand-alone income or loss we generate. Topco LLC is organized as a limited liability company and treated as a partnership for U.S. federal tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Topco LLC’s taxable income or loss is passed through to its members, including us.
The following table summarizes the Company’s income tax expense (benefit) and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(21,802)	$(74,125)	$(28,330)	$(126,816)
Income tax benefit	$(171)	$(4,288)	$(322)	$(4,126)
Effective tax rate	0.8%	5.8%	1.1%	3.3%
The Company’s effective tax rate of 0.8% and 1.1% for the three and six months ended June 30, 2026, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with non-controlling interest and the valuation allowance recorded against the Company’s deferred tax assets.
The Company’s effective tax rate of 5.8% and 3.3% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with non-controlling interest, the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to statute of expiration.
As of June 30, 2026 and December 31, 2025, the Company had $1.1 million and $1.0 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense (benefit), which was immaterial during the three and six months ended June 30, 2026 and 2025.
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
During the three and six months ended June 30, 2026 and 2025, Topco LLC did not pay any tax distributions to its unit holders.
As of June 30, 2026, no amounts for tax distributions had been accrued.
9.Related Party Transactions
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2025. As of June 30, 2026, there was no current liability under the TRA.
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
As of June 30, 2026 and December 31, 2025, there were no liabilities outstanding under the TRA.
During the three and six months ended June 30, 2026 and 2025, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling Topco LLC’s unit holders to pay their taxes on income passing through from Topco LLC. During the three and six months ended June 30, 2026 and 2025, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement.
10.Segments
The Company’s financial performance is reported in two segments. A description of each segment follows:
•TriLink: focuses on the development, manufacturing and sale of highly modified nucleic acids and enzymes to support the needs of customers’ research, therapeutic and vaccine programs. In addition to catalog and custom products, the business provides contract development and manufacturing (“CDMO”) services, including process development, scale-up, and GMP production for clinical and commercial applications. This segment also provides research products for labeling and detecting proteins in cells and tissue samples.
•Cygnus: focuses on the development, manufacturing and sale of host cell protein, bioprocess impurity detection, viral clearance prediction kits and associated products. This segment also provides services for custom antibody development, assay development, antibody affinity extraction and mass spectrometry that are utilized by our customers in their biologic drug manufacturing spectrum.

The Company defines adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that the Company does not consider in its evaluation of ongoing operating performance from period to period, and has determined that Adjusted EBITDA is the profit or loss measure that the Company's chief operating decision maker ("CODM") uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. The CODM reviews segment performance along with forecasts and other non-financial information in our annual budgeting process. Corporate costs are managed on a standalone basis and are not allocated to segments.
The following schedules include revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	TriLink	Cygnus	Total
Revenue	$34,669	$16,773	$51,442

Less:
Cost of revenue (1)	18,320	2,823
Selling and marketing (1)	4,016	821
General and administrative (1)	2,948	1,379
Research and development (1)	2,304	375
Other segment items (2)	52	—
Adjusted EBITDA for reportable segments	7,029	11,375	$18,404
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(9,730)
Amortization			(6,469)
Depreciation			(5,313)
Interest expense			(4,809)
Interest income			1,159
Other adjustments:
Acquisition integration costs			(218)
Stock-based compensation			(10,205)
Loss on extinguishment of debt			(3,011)
Restructuring costs (3)			33
Other (4)			(1,643)
Loss before income taxes			(21,802)
Income tax benefit			171
Net loss			$(21,631)

	Six Months Ended June 30, 2026
	TriLink	Cygnus	Total
Revenue	$82,145	$35,134	$117,279

Less:
Cost of revenue (1)	39,022	4,985
Selling and marketing (1)	7,708	1,610
General and administrative (1)	6,159	2,747
Research and development (1)	4,825	858
Other segment items (2)	143	1
Adjusted EBITDA for reportable segments	24,288	24,933	$49,221
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(20,220)
Amortization			(12,941)
Depreciation			(10,213)
Interest expense			(10,558)
Interest income			3,032
Other adjustments:
Acquisition integration costs			(449)
Stock-based compensation			(16,948)
Loss on extinguishment of debt			(3,413)
Restructuring costs (3)			(3,077)
Other (4)			(2,764)
Loss before income taxes			(28,330)
Income tax benefit			322
Net loss			$(28,008)

	Three Months Ended June 30, 2025
	TriLink	Cygnus	Total
Revenue	$31,085	$16,312	$47,397

Less:
Cost of revenue (1)	24,407	3,002
Selling and marketing (1)	6,367	745
General and administrative (1)	5,179	1,186
Research and development (1)	2,496	516
Other segment items (2)	(94)	3
Adjusted EBITDA for reportable segments	(7,270)	10,860	$3,590
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(14,000)
Amortization			(7,200)
Depreciation			(5,957)
Interest expense			(6,815)
Interest income			3,030
Other adjustments:
Acquisition integration costs			(831)
Stock-based compensation			(6,789)
Merger and acquisition related expenses			(92)
Acquisition related tax adjustment			(4,153)
Executive leadership transition costs			(2,007)
Goodwill impairment			(30,449)
Property and equipment impairment			(1,052)
Other (4)			(1,400)
Loss before income taxes			(74,125)
Income tax benefit			4,288
Net loss			$(69,837)

	Six Months Ended June 30, 2025
	TriLink	Cygnus	Total
Revenue	$59,835	$34,412	$94,247

Less:
Cost of revenue (1)	49,229	5,803
Selling and marketing (1)	12,135	1,575
General and administrative (1)	9,694	2,399
Research and development (1)	4,994	1,101
Other segment items (2)	(47)	3
Adjusted EBITDA for reportable segments	(16,170)	23,531	$7,361
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(28,320)
Amortization			(14,230)
Depreciation			(11,650)
Interest expense			(13,593)
Interest income			6,255
Other adjustments:
Acquisition integration costs			(1,598)
Stock-based compensation			(17,192)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive transition costs			(2,007)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,052)
Other (4)			(2,554)
Loss before income taxes			(126,816)
Income tax benefit			$4,126
Net loss			$(122,690)
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
(3)For the three and six months ended June 30, 2026, stock-based compensation benefit was nominal and $0.2 million, respectively, related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item.
(4)For the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025, refers to severance expense, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
There was immaterial intersegment revenue during the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026, we employed a team of 415 full-time employees, approximately 26% of whom have advanced degrees.
We primarily utilize a direct sales model in North America. International sales, primarily in Europe and the Asia Pacific-region, are generated through a combination of direct sales and third-party distributors. The percentage of our total revenue derived from customers in North America was 60.8% and 57.1% for the three and six months ended June 30, 2026, respectively. The percentage of our total revenue derived from customers in North America was 64.6% and 63.6% for the three and six months ended June 30, 2025, respectively.
We generated revenue of $51.4 million and $117.3 million for the three and six months ended June 30, 2026 and $47.4 million and $94.2 million for the three and six months ended June 30, 2025, respectively.
Revenue by reportable segment was as follows:
TriLink: $34.7 million and $82.1 million for the three and six months ended June 30, 2026, respectively, and $31.1 million and $59.8 million for the three and six months ended June 30, 2025, respectively.
Cygnus: $16.8 million and $35.1 million for the three and six months ended June 30, 2026, respectively, and $16.3 million and $34.4 million for the three and six months ended June 30, 2025, respectively.
We continue to focus resources on supporting our core business segments while pursuing opportunities to expand our customer base domestically and internationally.
Selling, general and administrative expenses were $32.1 million and $61.2 million for the three and six months ended June 30, 2026, respectively, and $38.7 million and $78.3 million for the three and six months ended June 30, 2025, respectively.
Our research and development efforts are focused on developing new products, technologies and services to meet our customers’ needs. Research and development expenses were $3.7 million and $7.6 million for the three and six months ended June 30, 2026, and $4.9 million and $9.8 million for the three and six months ended June 30, 2025, respectively. We intend to continue investing in research and development to support our customers’ demand for innovation.
Debt Refinancing
On June 2, 2026, we entered into a new credit agreement, which provides for a $150.0 million term loan facility and a $30.0 million revolving credit facility, each maturing on June 2, 2032. In connection with the new credit agreement, we repaid all amounts outstanding under our prior credit agreement and terminated the prior term loan facility and revolving credit facility, including the related guarantees and security interests. Borrowings under the new credit agreement bear interest at variable rates based on Term SOFR or an alternate base rate, plus an applicable margin. Refer to the "Liquidity and Capital Resources" section for additional discussion of our debt financing arrangements.
Trends and Uncertainties
While revenue attributable to high-volume orders of our proprietary CleanCap® analogs for commercial phase COVID-19 vaccine programs returned in the first quarter of 2026, representing $14.3 million in revenue for the three months ended March 31, 2026, we did not recognize any revenue attributable to high-volume CleanCap orders in the second quarter of 2026 and do not anticipate any further high-volume CleanCap orders for commercial phase COVID-19 vaccine programs for the remainder of the year ending December 31, 2026.
How We Assess Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are revenue and Adjusted EBITDA.
Adjusted EBITDA is a non-GAAP financial performance measure that we define as net loss adjusted for interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.
Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe this performance measure is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and it facilitates comparisons of performance on a consistent basis across reporting periods.
Adjusted EBITDA is a non-GAAP measure and, therefore, may have limitations as an analytical tool, so it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations that Adjusted EBITDA does not reflect include:
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $51.4 million and $117.3 million for the three and six months ended June 30, 2026, and $47.4 million and $94.2 million for the three and six months ended June 30, 2025, respectively, through the following segments: (i) TriLink and (ii) Cygnus.
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
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, costs of materials, labor and overhead, packaging and delivery costs and allocated costs, including facilities, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs.
We expect cost of revenue to remain below prior-year levels as a percentage of revenue as we continue to realize the benefits of our restructuring actions.
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
We expect our selling, general and administrative expenses to remain below prior-year levels as we continue to realize the benefits of our restructuring actions, while remaining relatively stable for the remainder of the fiscal year.
Research and Development
Research and development expenses primarily consist of salaries, benefits, stock-based compensation expense for employees engaged in research and development of products and services, outside contracted services, cost of supplies, allocated facilities costs, and information technology costs. We expense all research and development costs in the period in which they are incurred.
We expect our research and development expenses to remain below prior-year levels as we continue to realize the benefits of our restructuring actions, while remaining relatively stable for the remainder of the fiscal year.
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of June 30, 2026, we held approximately 57.4% of the outstanding LLC Units, and MLSH 1 held approximately 42.6% of the outstanding LLC Units.
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

	Three Months Ended June 30,
	2026	2025	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$51,442	$47,397	8.5%
Cost of revenue (1)	30,792	39,629	(22.3)%
Gross profit	20,650	7,768	165.8%

Operating expenses:
Selling, general and administrative (1)	32,070	38,715	(17.2)%
Research and development (1)	3,702	4,882	(24.2)%
Goodwill impairment	—	30,449	*
Restructuring (1)	(33)	—	*
Total operating expenses	35,739	74,046	(51.7)%
Loss from operations	(15,089)	(66,278)	(77.2)%
Other expense, net	(6,713)	(7,847)	(14.5)%
Loss before income taxes	(21,802)	(74,125)	(70.6)%
Income tax benefit	(171)	(4,288)	(96.0)%
Net loss	(21,631)	(69,837)	(69.0)%
Net loss attributable to non-controlling interests	(9,215)	(30,246)	(69.5)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(12,416)	$(39,591)	(68.6)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.08)	$(0.27)
Weighted average number of Class A common shares outstanding, basic and diluted	147,996	144,236

Adjusted EBITDA (Non-GAAP financial measure)	$8,674	$(10,410)

	Six Months Ended June 30,
	2026	2025	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$117,279	$94,247	24.4%
Cost of revenue (1)	62,928	78,754	(20.1)%
Gross profit	54,351	15,493	250.8%

Operating expenses:
Selling, general and administrative (1)	61,162	78,279	(21.9)%
Research and development (1)	7,591	9,770	(22.3)%
Goodwill impairment	—	42,884	*
Restructuring (1)	2,845	—	*
Total operating expenses	71,598	130,933	(45.3)%
Loss from operations	(17,247)	(115,440)	(85.1)%
Other expense, net	(11,083)	(11,376)	(2.6)%
Loss before income taxes	(28,330)	(126,816)	(77.7)%
Income tax benefit	(322)	(4,126)	(92.2)%
Net loss	(28,008)	(122,690)	(77.2)%
Net loss attributable to non-controlling interests	(11,859)	(53,154)	(77.7)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(16,149)	$(69,536)	(76.8)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.11)	$(0.48)
Weighted average number of Class A common shares outstanding, basic and diluted	147,215	143,833

Adjusted EBITDA (Non-GAAP financial measure)	$29,001	$(20,959)
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	Year-Over-Year Change
Cost of revenue	$1,011	$1,847	(45.3)%
Selling, general and administrative	8,525	3,697	130.6%
Research and development	683	1,245	(45.1)%
Restructuring	(14)	—	*
Total stock-based compensation expense	$10,205	$6,789	50.3%

	Six Months Ended June 30,
	2026	2025	Year-Over-Year Change
Cost of revenue	$1,925	$3,889	(50.5)%
Selling, general and administrative	14,030	10,843	29.4%
Research and development	1,239	2,460	(49.6)%
Restructuring	(246)	—	*
Total stock-based compensation expense	$16,948	$17,192	(1.4)%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
TriLink	$34,669	$31,085	11.5%	67.4%	65.6%
Cygnus	16,773	16,312	2.8%	32.6%	34.4%
Total revenue	$51,442	$47,397	8.5%	100.0%	100.0%

	Six Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
TriLink	$82,145	$59,835	37.3%	70.0%	63.5%
Cygnus	35,134	34,412	2.1%	30.0%	36.5%
Total revenue	$117,279	$94,247	24.4%	100.0%	100.0%
Comparison of Three Months Ended June 30, 2026 and 2025
Total revenue increased 8.5% from the three months ended June 30, 2025 compared to the three months ended June 30, 2026.
TriLink revenue increased 11.5% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase in TriLink revenue was primarily driven by increased demand for research use only (RUO) raw materials used in drug discovery (Discovery mRNA) and GMP products used in clinical trials (GMP consumables).
Cygnus revenue increased by 2.8% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase was driven by increased demand for Host Cell Protein (HCP) and ELISA kits and strength in China due to distributor ordering timing.
Comparison of Six Months Ended June 30, 2026 and 2025
Total revenue increased 24.4% from the six months ended June 30, 2025 compared to the six months ended June 30, 2026.
TriLink revenue increased by 37.3% comparing the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase in TriLink revenue was primarily driven by $14.3 million of high-volume CleanCap orders for commercial phase COVID vaccine programs during the first quarter of 2026. Excluding COVID CleanCap revenue, TriLink base revenue grew 13.4% year-over-year with increased demand for both Discovery mRNA and GMP consumables.
Cygnus revenue increased by 2.1% from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase was driven by demand for HCP, ELISA and DNA detection kits.
Gross Profit
Gross profit was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Revenue	$51,442	$47,397	8.5%	100.0%	100.0%
Cost of revenue	30,792	39,629	(22.3)%	59.9%	83.6%
Gross profit	$20,650	$7,768	165.8%	40.1%	16.4%

	Six Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Revenue	$117,279	$94,247	24.4%	100.0%	100.0%
Cost of revenue	62,928	78,754	(20.1)%	53.7%	83.6%
Gross profit	$54,351	$15,493	250.8%	46.3%	16.4%

Comparison of Three Months Ended June 30, 2026 and 2025
Cost of revenue decreased by 22.3% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The decrease was driven by a $3.9 million decrease in direct product costs primarily from higher excess and obsolete charges for excess raw materials, inventory write-offs and yield losses in the prior year. There was also a $2.3 million decrease in personnel expenses, a $0.5 million decrease in supplies, materials and external services, a $0.7 million decrease in stock-based compensation, a $0.7 million decrease in amortization, and a $0.7 million decrease in facilities costs. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Gross profit margin increased by 2,370 basis points from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase in gross profit margin as a percentage of sales was primarily attributable to product mix and the decrease in cost of revenue driven by the 2025 Corporate Realignment Plan.
Comparison of Six Months Ended June 30, 2026 and 2025
Cost of revenue decreased by 20.1% from the six months ended June 30, 2025 to the six months ended June 30, 2026. The decrease was driven by a $4.0 million decrease in direct product costs primarily from higher excess and obsolete charges for excess raw materials, inventory write-offs and yield losses in the prior year. There was also a $5.6 million decrease in personnel expenses, a $1.7 million decrease in stock-based compensation expense,a $1.6 million decrease in facilities costs, a $1.3 million decrease in supplies, materials and external services, a $1.2 million decrease in amortization, and a $0.4 million decrease in depreciation. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Gross profit margin increased by 2,990 basis points from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase in gross profit margin as a percentage of sales was primarily attributable to product mix and the decrease in cost of revenue driven by the 2025 Corporate Realignment Plan.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Selling, general and administrative	$32,070	$38,715	(17.2)%	62.4%	81.7%
Research and development	3,702	4,882	(24.2)%	7.2%	10.3%
Goodwill impairment	—	30,449	*	—%	64.2%
Restructuring	(33)	—	*	(0.1)%	—%
Total operating expenses	$35,739	$74,046	(51.7)%	69.5%	156.2%

	Six Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Selling, general and administrative	$61,162	$78,279	(21.9)%	52.1%	83.0%
Research and development	7,591	9,770	(22.3)%	6.5%	10.4%
Goodwill impairment	—	42,884	*	—%	45.5%
Restructuring	2,845	—	*	2.4%	—%
Total operating expenses	$71,598	$130,933	(45.3)%	61.0%	138.9%
____________________
*Not meaningful
Selling, General and Administrative
Comparison of Three Months Ended June 30, 2026 and 2025
Selling, general and administrative expenses decreased by 17.2% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The decrease was primarily due to a $4.3 million decrease in personnel expenses, a $2.5 million decrease in professional services fees, a $1.5 million decrease in marketing expenses, a $0.9 million decrease in facilities costs, a $0.6 million decrease in depreciation, and a $0.5 million decrease in miscellaneous expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan. The decreases were partially offset by an increase of $4.8 million in stock-based compensation expense due to performance stock units granted in the first quarter of 2026, and the three months ended June 30, 2025 included a $1.1 million impairment charge related to property and equipment, which did not recur in the current period.
Comparison of Six Months Ended June 30, 2026 and 2025
Selling, general and administrative expenses decreased by 21.9% from the six months ended June 30, 2025 to the six months ended June 30, 2026. The decrease was primarily due to a $8.6 million decrease in personnel expenses, a $4.6 million decrease in professional services fees, a $2.3 million decrease in marketing expenses, a $1.8 million decrease in facilities costs, a $1.2 million decrease in depreciation, and a $0.7 million decrease in other miscellaneous expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan. The decreases were partially offset by an increase of $3.2 million in stock-based compensation expense due to performance stock units granted in the first quarter of 2026, and the six months ended June 30, 2025 included a $1.1 million impairment charge related to property and equipment recorded, which did not recur in the current period.
Research and Development
Comparison of Three Months Ended June 30, 2026 and 2025
Research and development expenses decreased by 24.2% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation expense, a $0.3 million decrease in personnel expenses, a $0.2 million decrease in supplies and materials, and a $0.2 million decrease in services and other expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Comparison of Six Months Ended June 30, 2026 and 2025
Research and development expenses decreased by 22.3% from the six months ended June 30, 2025 to the six months ended June 30, 2026. The decrease was primarily driven by a $1.1 million decrease in stock-based compensation expense, a $0.6 million decrease in personnel expenses, and a $0.5 million decrease in supplies and materials. These decreases were primarily driven by the 2025 Corporate Realignment Plan. This was partially offset by an increase of $0.3 million in facilities expenses.
Goodwill Impairment
Comparison of Three Months Ended June 30, 2026 and 2025
During the three months ended June 30, 2025, we recorded goodwill impairment of $30.4 million for the Alphazyme reporting unit within our TriLink segment. During the three months ended June 30, 2026, no goodwill impairment was recorded.
Comparison of Six Months Ended June 30, 2026 and 2025
During the six months ended June 30, 2025, we recorded goodwill impairment of $42.9 million within our TriLink segment. During the six months ended June 30, 2026, no goodwill impairment was recorded.
Restructuring
Restructuring costs for the six months ended June 30, 2026 were attributable to the 2025 Corporate Realignment Plan. These costs included severance and other employee-related benefit of ($0.4 million), non-employee contract costs of $2.0 million, asset impairments of $0.4 million, and professional fees of $0.9 million.

Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Interest expense	$(4,809)	$(6,815)	(29.4)%	(9.3)%	(14.4)%
Interest income	1,159	3,030	(61.7)%	2.3%	6.4%
Loss on extinguishment of debt	(3,011)	—	*	(5.9)%	—%
Other expense	(52)	(4,062)	(98.7)%	(0.1)%	(8.6)%
Total other expense	$(6,713)	$(7,847)	(14.5)%	(13.0)%	(16.6)%

	Six Months Ended June 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Interest expense	$(10,558)	$(13,593)	(22.3)%	(9.0)%	(14.4)%
Interest income	3,032	6,255	(51.5)%	2.6%	6.6%
Loss on extinguishment of debt	(3,413)	—	*	(2.9)%	—%
Other expense	(144)	(4,038)	(96.4)%	(0.1)%	(4.3)%
Total other expense	$(11,083)	$(11,376)	(2.6)%	(9.4)%	(12.1)%
____________________
*Not meaningful
Comparison of Three Months Ended June 30, 2026 and 2025
Total other expense decreased 14.5% from the three months ended June 30, 2025 compared to the three months ended June 30, 2026. This was due to a $2.0 million decrease in interest expense, which was primarily due to the repayment of all amounts outstanding under our prior credit agreement, and the termination of the prior credit agreement, including the related term loan facility and revolving credit facility, as part of the June 2026 debt refinancing, and a $4.2 million decrease in other expense as the prior year had adjustments to the indemnification asset recorded in connection with the acquisition of MyChem partially offset by immaterial foreign exchange gains and losses. In addition, there was a $1.9 million decrease in interest income earned on our short-term investments in money market funds, which was used for the debt repayment, and a $3.0 million loss on debt extinguishment recorded in the three months ended June 30, 2026 in connection with the debt refinancing.
Comparison of Six Months Ended June 30, 2026 and 2025
Total other expense decreased 2.6% from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The decrease was driven by a $3.0 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Term Loan in February 2026, the repayment of all amounts outstanding under our prior credit agreement, and the termination of the prior credit agreement and the related term loan facility and revolving credit facility as part of the June 2026 debt refinancing, and the $3.9 million decrease in other expense, which includes $4.1 million from prior year adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, partially offset by immaterial foreign exchange gains and losses. In addition, there was a $3.2 million decrease in interest income earned on our short-term investments in money market funds, which was used for the debt repayment, and a $3.4 million loss on debt extinguishment recorded in the six months ended June 30, 2026.
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
As of June 30, 2026, substantially all of our long-lived assets were located within the United States.
The following schedules include revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2026
	TriLink	Cygnus	Total
Revenue	$34,669	$16,773	$51,442

Less:
Cost of revenue (1)	18,320	2,823
Selling and marketing (1)	4,016	821
General and administrative (1)	2,948	1,379
Research and development (1)	2,304	375
Other segment items (2)	52	—
Adjusted EBITDA	7,029	11,375	$18,404
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(9,730)
Amortization			(6,469)
Depreciation			(5,313)
Interest expense			(4,809)
Interest income			1,159
Other adjustments:
Acquisition integration costs			(218)
Stock-based compensation			(10,205)
Loss on extinguishment of debt			(3,011)
Restructuring costs (3)			33
Other (4)			(1,643)
Loss before income taxes			(21,802)
Income tax benefit			171
Net loss			$(21,631)

	Six Months Ended June 30, 2026
	TriLink	Cygnus	Total
Revenue	$82,145	$35,134	$117,279

Less:
Cost of revenue (1)	39,022	4,985
Selling and marketing (1)	7,708	1,610
General and administrative (1)	6,159	2,747
Research and development (1)	4,825	858
Other segment items (2)	143	1
Adjusted EBITDA	24,288	24,933	$49,221
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(20,220)
Amortization			(12,941)
Depreciation			(10,213)
Interest expense			(10,558)
Interest income			3,032
Other adjustments:
Acquisition integration costs			(449)
Stock-based compensation			(16,948)
Loss on extinguishment of debt			(3,413)
Restructuring costs (3)			(3,077)
Other (4)			(2,764)
Loss before income taxes			(28,330)
Income tax benefit			$322
Net income (loss)			$(28,008)

	Three Months Ended June 30, 2025
	TriLink	Cygnus	Total
Revenue	$31,085	$16,312	$47,397

Less:
Cost of revenue (1)	24,407	3,002
Selling and marketing (1)	6,367	745
General and administrative (1)	5,179	1,186
Research and development (1)	2,496	516
Other segment items (2)	(94)	3
Adjusted EBITDA	(7,270)	10,860	$3,590
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(14,000)
Amortization			(7,200)
Depreciation			(5,957)
Interest expense			(6,815)
Interest income			3,030
Other adjustments:
Acquisition integration costs			(831)
Stock-based compensation			(6,789)
Merger and acquisition related expenses			(92)
Acquisition related tax adjustment			(4,153)
Executive leadership transition costs			(2,007)
Goodwill impairment			(30,449)
Property and equipment impairment			(1,052)
Other (4)			(1,400)
Loss before income taxes			(74,125)
Income tax benefit			$4,288
Net income (loss)			$(69,837)

	Six Months Ended June 30, 2025
	TriLink	Cygnus	Total
Revenue	$59,835	$34,412	$94,247

Less:
Cost of revenue (1)	49,229	5,803
Selling and marketing (1)	12,135	1,575
General and administrative (1)	9,694	2,399
Research and development (1)	4,994	1,101
Other segment items (2)	(47)	3
Adjusted EBITDA for reportable segments	(16,170)	23,531	$7,361
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(28,320)
Amortization			(14,230)
Depreciation			(11,650)
Interest expense			(13,593)
Interest income			6,255
Other adjustments:
Acquisition integration costs			(1,598)
Stock-based compensation			(17,192)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs			(2,007)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,052)
Other (4)			(2,554)
Loss before income taxes			(126,816)
Income tax benefit			$4,126
Net income (loss)			$(122,690)
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
(3)For the three and six months ended June 30, 2026, stock-based compensation benefit was nominal and $0.2 million, respectively, related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item.
(4)For the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025, refers to severance expense, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
There was immaterial intersegment revenue during the three and six months ended June 30, 2026 and 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(21,631)	$(69,837)	$(28,008)	$(122,690)
Add:
Amortization	6,469	7,200	12,941	14,230
Depreciation	5,313	5,957	10,213	11,650
Interest expense	4,809	6,815	10,558	13,593
Interest income	(1,159)	(3,030)	(3,032)	(6,255)
Income tax benefit	(171)	(4,288)	(322)	(4,126)
EBITDA	(6,370)	(57,183)	2,350	(93,598)
Acquisition integration costs (1)	218	831	449	1,598
Stock-based compensation (2)	10,205	6,789	16,948	17,192
Merger and acquisition related expenses (3)	—	92	—	1,270
Loss on extinguishment of debt	3,011	—	3,413	—
Acquisition related tax adjustment (4)	—	4,153	—	4,082
Executive leadership transition costs (5)	—	2,007	—	2,007
Goodwill impairment (6)	—	30,449	—	42,884
Property and equipment impairment (7)	—	1,052	—	1,052
Restructuring costs (8)	(33)	—	3,077	—
Other (9)	1,643	1,400	2,764	2,554
Adjusted EBITDA	$8,674	$(10,410)	$29,001	$(20,959)

____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of the Company’s acquisition of Alphazyme, which was completed in January 2023. These retention payments were from the Company’s agreement executed in connection with its acquisition of Alphazyme and provided incremental financial incentives, over and above recurring compensation, to ensure the employees of Alphazyme remained present and participated in integration of the acquired business during the integration and knowledge transfer period. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continued to be employed by the Company. The Company recognized compensation expense related to these payments in the post-acquisition period ratably over the service period, with certain costs capitalized into inventory. Retention payment expenses were $0.8 million and $1.4 million for the three and six months ended June 30, 2025, respectively. Retention expenses for Alphazyme concluded in the fourth quarter of 2025, and following the payments in the fourth quarter of 2025, there were no further retention expenses payable for Alphazyme. There are no further cash-based retention payments planned as of June 30, 2026. The remaining expenses incurred reflect the impact to cost of revenue for the retention bonuses previously capitalized into inventory as the inventory is sold.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(4)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(5)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For both the three and six months ended June 30, 2025, stock-based compensation benefit of $3.3 million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item.
(6)Refers to goodwill impairment recorded for our TriLink segment.
(7)Refers to non-cash charges to write-down surplus laboratory equipment to estimated fair value, less costs to sell.

(8)Refers to restructuring costs (benefit) associated with the 2025 Corporate Realignment Plan. For the six months ended June 30, 2026, stock-based compensation expense of ($0.2 million) related to forfeited stock awards is included in the stock-based compensation line item.
(9)For the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025, refers to severance expenses, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of June 30, 2026, investment entities affiliated with GTCR collectively controlled approximately 50.4% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We are also a party to the TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unitholders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
As of June 30, 2026 and December 31, 2025, there was no current or long-term liability outstanding under the TRA after concluding it was not probable that we would be able to realize the related tax benefits, and no TRA payments or cash tax distributions were made to MLSH 1 during the three and six months ended June 30, 2026 and 2025. For additional information regarding the TRA and related party transactions, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of June 30, 2026, we had cash and cash equivalents of $70.1 million and an accumulated deficit of $6.0 million.
Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make tax distributions to MLSH 1, make TRA payments to MLSH 1 and MLSH 2 and make interest payments and principal payments on our long-term debt.
We plan to utilize our existing cash on hand primarily to fund our commercial and marketing activities associated with our products and services, and continued research and development initiatives. We believe our cash on hand and continued access to our credit facilities will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

As a result of our ownership of LLC Units, we are subject to U.S. federal, state and local income taxes on our allocable share of Topco LLC's taxable income. We are also party to the TRA with MLSH 1 and MLSH 2, and may be required to make tax distributions to MLSH 1 under the Topco LLC Operating Agreement. We expect to fund any such payments using cash on hand and cash generated from operations. As of June 30, 2026 and December 31, 2025, no TRA payments or tax distributions to MLSH 1 were made or accrued during the three and six months ended June 30, 2026 and 2025, and there is no current or long-term TRA liability outstanding. For additional information regarding the TRA and tax distribution obligations, see Note 8 and Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three and six months ended June 30, 2026 and 2025.
Credit Agreement
On June 2, 2026, Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Maravai Topco Holdings, LLC, as borrower, entered into a new credit agreement (the "2026 Credit Agreement") with certain lenders and issuing banks party thereto and BSP Agency, LLC, as administrative agent and collateral agent. The 2026 Credit Agreement provides for a $150.0 million initial term loan facility (the "2026 Term Loan") and a $30.0 million revolving credit facility (the "2026 Revolving Credit Facility"), each maturing on June 2, 2032. In connection with entering into the 2026 Credit Agreement, the Company repaid all amounts outstanding under its prior credit agreement dated as of October 19, 2020 (the “Prior Credit Agreement”), and terminated the related term loan facility and revolving credit facility, including the related guarantees and security interests. The refinancing was undertaken primarily to provide the Company with continued access to borrowing capacity through 2032 as the term loan facility and revolving credit facility provided under the Prior Credit Agreement were scheduled to mature in October 2027.
There were no outstanding borrowings under the 2026 Revolving Credit Facility as of June 30, 2026.
The 2026 Term Loan requires mandatory quarterly principal payments, commencing on December 31, 2026, in an aggregate principal amount equal to 0.25% of the aggregate principal amount of the 2026 Term Loan outstanding on the effective date, or $0.4 million per quarter, with the remaining balance due at maturity on June 2, 2032. Amounts repaid or prepaid under the 2026 Term Loan may not be reborrowed. The 2026 Term Loan includes prepayment provisions that allow the Company, at the Company’s option, to repay all or a portion of the outstanding principal at any time, subject to a fee of 1.00% of the aggregate principal amount of the 2026 Term Loan if repaid prior to June 2, 2027, and no fee if on or after June 2, 2027.
The 2026 Credit Agreement requires mandatory prepayments of the 2026 Term Loan under certain circumstances, including from certain asset sale, casualty and debt incurrence proceeds, subject to reinvestment rights and other exceptions. Commencing with the fiscal year ending December 31, 2027, the 2026 Credit Agreement also requires an annual excess cash flow prepayment equal to 50% of excess cash flow if the Company's senior secured first lien net leverage ratio is greater than 3.50:1.00, or 25% if the Company's senior secured first lien net leverage ratio is less than or equal to 3.50:1.00 and greater than 3.00:1.00. No excess cash flow prepayment is required for a fiscal year to the extent the calculated prepayment amount is equal to or less than the greater of $5.3 million and 15% of Consolidated EBITDA, as defined in the 2026 Credit Agreement.
The 2026 Credit Agreement contains covenants that, among other things, limit the Company's ability to incur or prepay certain indebtedness, pay dividends or make other restricted payments, dispose of assets, engage in mergers and consolidations, make acquisitions and other investments, enter into certain affiliate transactions, create liens and make changes to the nature of the business. Commencing December 31, 2026, the 2026 Credit Agreement includes a financial performance covenant that requires the Company to maintain a senior secured first lien net leverage ratio not to exceed 6.50:1.00 if revolving exposure, excluding undrawn letters of credit, is equal to or greater than 40.0% of the aggregate revolving commitments. The Company was in compliance with the covenants under the 2026 Credit Agreement as of June 30, 2026.
Tax Receivable Agreement
As of June 30, 2026, we did not have a current liability outstanding under the TRA.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$12,657	$(19,655)
Investing activities	(4,807)	(26,365)
Financing activities	(154,206)	(6,434)
Effects of exchange rate changes on cash	47	(38)
Net decrease in cash, cash equivalents, and restricted cash	$(146,309)	$(52,492)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $12.7 million, which was primarily attributable to a net loss of $28.0 million, offset by non-cash depreciation and amortization of $23.2 million, non-cash amortization of operating lease right-of-use assets of $3.2 million, non-cash stock-based compensation of $16.9 million, non-cash impairment of $0.5 million, loss on extinguishment of debt of $3.4 million, and other non-cash charges of $0.3 million. These were partially offset by a net cash outflow from the change in our operating assets and liabilities of $6.8 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $4.8 million, which consisted of cash outflows for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $154.2 million, which was primarily attributable to $294.2 million of principal repayments of long-term debt, which included the voluntary principal prepayment on the Prior Term Loan and the repayment of the Prior Term Loan in connection with the termination of the Prior Credit Agreement, $3.6 million of payments related to debt issuance costs for the 2026 Term Loan and the 2026 Revolving Credit Facility, $0.5 million of payments for finance lease liabilities, and $5.9 million of tax payments related to shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock. These payments were partially offset by cash proceeds of $150.0 million related to the issuance of the 2026 Term Loan.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; (ii) the change in property and equipment included in accounts payable and accrued expenses; and (iii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the six months ended June 30, 2026 totaled $1.7 million. Capital expenditures for the year ending December 31, 2026 are projected to be in the range of $4.0 million to $6.0 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$41,403	$9,528	$18,322	$11,106	$2,447
Finance leases (2)	26,015	3,582	7,490	7,946	6,997
Debt obligations (3)	150,000	1,125	3,000	3,000	142,875
Other (4)	4,563	526	778	778	2,481
Total	$221,981	$14,761	$29,590	$22,830	$154,800
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2026, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our 2026 Credit Agreement bear interest at either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum or (ii) an alternate base rate plus 4.00% per annum, with a 0.25% stepdown available for any period if the consolidated first lien net leverage ratio of the Borrower is equal to or less than 3.00 to 1.00. From the effective date of the 2026

Credit Agreement until delivery of the first compliance certificate and related financial statements, the applicable margin is 5.00% per annum for Term SOFR borrowings and 4.00% per annum for alternate base rate borrowings. Thereafter, the applicable margin is based on the Company's senior secured first lien net leverage ratio and ranges from 4.75% to 5.00% per annum for Term SOFR borrowings and from 3.75% to 4.00% per annum for alternate base rate borrowings (see Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $150.0 million of outstanding borrowings under our Term Loan, and no outstanding borrowings under our Revolving Credit Facility as of June 30, 2026. For the three and six months ended June 30, 2026, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.5 million and $1.2 million, respectively.
We had cash and cash equivalents of $70.1 million as of June 30, 2026. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although, international sales accounted for 40.0% and 43.7% of our revenue for the three and six months ended June 30, 2026, respectively, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
The information required by this item is incorporated herein by reference to Note 5 (Commitments and Contingencies) to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As noted therein, the Derivative Actions were dismissed without prejudice in March 2026.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020)

3.2
Amended and Restated Bylaws of Maravai LifeSciences Holdings, Inc. dated November 19, 2020 (incorporated by reference to Exhibit 3.2 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on November 25, 2020).

10.1	Amendment No. 1 to Employment Agreement, effective as of June 30, 2026, by and among Maravai LifeSciences Holdings, Inc., Maravai Intermediate Holdings, LLC and Raj Asarpota.

10.2
Credit Agreement dated as of June 2, 2026, among Maravai Intermediate Holdings, LLC, Maravai Topco Holdings, LLC, the lenders and issuing banks party thereto and BSP Agency, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Maravai LifeSciences Holdings, Inc.’s Form 8-K filed on June 3, 2026).

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
Date: August 7, 2026