Form 10-Q
period 2026-09-30
MARAVAI LIFESCIENCES HOLDINGS, INC.
filed 2026-11-05
CIK 1823239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of October 29, 2026, 149,254,467 shares of the registrant’s Class A common stock were outstanding and 110,684,080 shares of the registrant’s Class B common stock were outstanding.

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

4

Part I.
Item 1. Financial Statements
MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$73,023	$216,890
Accounts receivable, net	25,712	25,498
Inventory	43,247	40,495
Prepaid expenses and other current assets	12,020	13,368
Total current assets	154,002	296,251
Property and equipment, net	135,671	151,479
Goodwill	129,429	129,429
Intangible assets, net	130,966	151,543
Other assets	49,999	41,875
Total assets	$600,067	$770,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,483	$2,910
Accrued expenses and other current liabilities	25,077	36,567
Current portion of long-term debt	1,500	5,440
Total current liabilities	33,060	44,917
Long-term debt, less current portion	145,678	286,331
Finance lease liabilities, less current portion	29,298	30,141
Other long-term liabilities	51,861	36,477
Total liabilities	259,897	397,866
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.01 par value - 500,000 shares authorized; 149,204 and 145,324 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,492	1,453
Class B common stock, $0.01 par value - 256,858 shares authorized; 110,684 issued and outstanding as of September 30, 2026 and December 31, 2025	1,107	1,107
Additional paid-in capital	212,703	199,177
Retained earnings (accumulated deficit)	(19,870)	10,118
Accumulated other comprehensive income	456	524
Total stockholders’ equity attributable to Maravai LifeSciences Holdings, Inc.	195,888	212,379
Non-controlling interest	144,282	160,332
Total stockholders’ equity	340,170	372,711
Total liabilities and stockholders’ equity	$600,067	$770,577
The accompanying notes are an integral part of these condensed consolidated financial statements.
5

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$45,851	$41,630	$163,130	$135,877
Cost of revenue	29,659	35,975	92,587	114,729
Gross profit	16,192	5,655	70,543	21,148

Operating expenses:
Selling, general and administrative	30,502	35,456	91,664	113,735
Research and development	3,390	3,844	10,981	13,614
Goodwill impairment	—	—	—	42,884
Restructuring	2,919	7,386	5,764	7,386
Total operating expenses	36,811	46,686	108,409	177,619
Loss from operations	(20,619)	(41,031)	(37,866)	(156,471)
Other income (expense):
Interest expense	(4,027)	(6,844)	(14,585)	(20,437)
Interest income	598	2,797	3,630	9,052
Loss on extinguishment of debt	—	—	(3,413)	—
Other expense	(27)	(71)	(171)	(4,109)
Loss before income taxes	(24,075)	(45,149)	(52,405)	(171,965)
Income tax benefit	(75)	(92)	(397)	(4,218)
Net loss	(24,000)	(45,057)	(52,008)	(167,747)
Net loss attributable to non-controlling interests	(10,161)	(19,501)	(22,020)	(72,655)
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(13,839)	$(25,556)	$(29,988)	$(95,092)

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.09)	$(0.18)	$(0.20)	$(0.66)
Weighted average number of Class A common shares outstanding, basic and diluted	149,067	144,683	147,839	144,119
The accompanying notes are an integral part of these condensed consolidated financial statements.
6

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(24,000)	$(45,057)	$(52,008)	$(167,747)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	7	(119)	1,023
Total other comprehensive income (loss)	(5)	7	(119)	1,023
Total comprehensive loss	(24,005)	(45,050)	(52,127)	(166,724)
Comprehensive loss attributable to non-controlling interests	(10,163)	(19,499)	(22,071)	(72,211)
Total comprehensive loss attributable to Maravai LifeSciences Holdings, Inc.	$(13,842)	$(25,551)	$(30,056)	$(94,513)
The accompanying notes are an integral part of the condensed consolidated financial statements.
7

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2026	148,888	$1,489	110,684	$1,107	$207,598	$(6,031)	$459	$150,966	$355,588
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	316	3	—	—	(1,531)	—	—	—	(1,528)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	829	—	—	(829)	—
Stock-based compensation	—	—	—	—	5,807	—	—	4,308	10,115
Net loss	—	—	—	—	—	(13,839)	—	(10,161)	(24,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(2)	(5)
September 30, 2026	149,204	$1,492	110,684	$1,107	$212,703	$(19,870)	$456	$144,282	$340,170

	Nine Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2025	145,324	$1,453	110,684	$1,107	$199,177	$10,118	$524	$160,332	$372,711
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	3,880	39	—	—	(7,516)	—	—	—	(7,477)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	5,555	—	—	(5,555)	—
Stock-based compensation	—	—	—	—	15,487	—	—	11,576	27,063
Net loss	—	—	—	—	—	(29,988)	—	(22,020)	(52,008)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(51)	(119)
September 30, 2026	149,204	$1,492	110,684	$1,107	$212,703	$(19,870)	$456	$144,282	$340,170

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
June 30, 2025	144,615	$1,446	110,684	$1,107	$191,377	$71,355	$574	$202,124	$467,983
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	103	1	—	—	(131)	—	—	—	(130)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	133	—	—	(133)	—
Stock-based compensation	—	—	—	—	5,132	—	—	3,924	9,056
Net loss	—	—	—	—	—	(25,556)	—	(19,501)	(45,057)
Foreign currency translation adjustment	—	—	—	—	—	—	5	2	7
September 30, 2025	144,718	$1,447	110,684	$1,107	$196,511	$45,799	$579	$186,416	$431,859
8

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2024	141,976	$1,420	110,684	$1,107	$181,874	$140,891	$—	$251,917	$577,209
Issuance of Class A common stock under employee equity plans, net of shares withheld for employee taxes	2,742	27	—	—	(4,901)	—	—	—	(4,874)
Non-controlling interest adjustment for changes in proportionate ownership in Topco LLC	—	—	—	—	4,691	—	—	(4,691)	—
Stock-based compensation	—	—	—	—	14,847	—	—	11,401	26,248
Net loss	—	—	—	—	—	(95,092)	—	(72,655)	(167,747)
Foreign currency translation adjustment	—	—	—	—	—	—	579	444	1,023
September 30, 2025	144,718	$1,447	110,684	$1,107	$196,511	$45,799	$579	$186,416	$431,859
The accompanying notes are an integral part of the condensed consolidated financial statements.
9

MARAVAI LIFESCIENCES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(52,008)	$(167,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,950	17,625
Amortization of intangible assets	19,407	21,439
Amortization of operating lease right-of-use assets	4,877	6,675
Stock-based compensation expense	27,063	26,248
Loss on extinguishment of debt	3,413	—
Impairment	2,514	44,217
Acquisition related tax adjustment	—	4,082
Other	252	1,209
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(190)	15,777
Inventory	(2,753)	4,907
Prepaid expenses and other current assets	1,840	445
Accounts payable	4,066	(1,832)
Accrued expenses and other current liabilities	(8,768)	8,888
Other long-term liabilities	2,009	(16,738)
Net cash provided by (used in) operating activities	17,672	(34,805)
Investing activities:
Cash paid for acquisitions of a business, net of cash acquired	—	(18,990)
Purchases of property and equipment	(5,330)	(10,301)
Net cash used in investing activities	(5,330)	(29,291)
Financing activities:
Proceeds from borrowings of long-term debt	150,000	—
Principal repayments of long-term debt	(294,240)	(4,080)
Financing costs incurred for long-term debt	(3,575)	—
Payments of acquisition related contingent consideration and consideration holdback	—	(6,800)
Taxes paid for shares withheld under employee equity plans, net of proceeds from issuance of Class A common stock	(7,263)	(4,608)
Other financing activities, net	(699)	805
Net cash used in financing activities	(155,777)	(14,683)
Effects of exchange rate changes on cash and cash equivalents	57	(46)
Net decrease in cash, cash equivalents, and restricted cash	(143,378)	(78,825)
Cash and cash equivalents, beginning of period	216,890	322,399
Cash, cash equivalents and restricted cash, end of period	$73,512	$243,574

Supplemental cash flow information:
Cash paid for interest	$17,675	$18,771
Cash paid (refunded) for income taxes, net	$8	$(561)

Supplemental disclosures of non-cash activities:
Property and equipment included in accounts payable and accrued expenses	$198	$916
10

	Nine Months Ended September 30,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$14,157	$463
	As of September 30,
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets:	2026	2025
Cash and cash equivalents	$73,023	$243,574
Restricted cash included in other current assets	489	—
Total cash, cash equivalents, and restricted cash	$73,512	$243,574

The accompanying notes are an integral part of the condensed consolidated financial statements.
11

MARAVAI LIFESCIENCES HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Significant Accounting Policies
Description of Business
Maravai LifeSciences Holdings, Inc. (the “Company,” and together with its consolidated subsidiaries, “Maravai,” “we,” “us,” and “our”) provides critical products to enable the development of drugs, therapeutics, diagnostics, vaccines and to support research on human diseases. Our products address the key phases of biopharmaceutical development and include complex nucleic acids for therapeutic and diagnostic applications and immunoassay, quantitative polymerase chain reaction (“qPCR”) and mass spectrometry-based products and services to detect impurities during the production of biopharmaceutical products.
The Company is headquartered in San Diego, California and operates in two principal businesses: TriLink and Cygnus. Our TriLink business manufactures and sells products used in the fields of gene therapy, vaccines, nucleoside chemistry, oligonucleotide therapy and molecular diagnostics, including reagents used in the chemical synthesis, modification, labelling and purification of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Our core TriLink offerings include messenger ribonucleic acid (“mRNA”), our proprietary CleanCap® capping and ModTail® poly(A) tail modification technologies, long and short oligonucleotides, our oligonucleotide building blocks, and custom enzyme development and manufacturing. Our Cygnus business sells biologic safety testing products and highly specialized analytical products for use in biologic manufacturing process development, including custom product-specific antibody and assay development services.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any future period.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on
12

management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, the payable to related parties pursuant to the Tax Receivable Agreement (as defined in Note 10), the realizability of our net deferred tax assets, valuation of goodwill and long-lived assets, and valuation of assets acquired and liabilities assumed in business combinations. Actual results could differ materially from those estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026.
Revenue Recognition
Contract balances
Contract liabilities include billings in excess of revenue recognized, such as customer deposits and deferred revenue, which are both included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Customer deposits are recorded when cash payments are received or due in advance of performance. Deferred revenue is recorded when the Company has unsatisfied performance obligations. Total contract liabilities were $4.8 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively. Contract liabilities are generally expected to be recognized into revenue within the next twelve months.
During the three and nine months ended September 30, 2026, the Company recognized revenue of $0.2 million and $1.7 million, respectively, that was included in the contract liabilities balances as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenue of $0.2 million and $1.7 million, respectively, that was included in the contract liabilities balances as of December 31, 2024.
Disaggregation of revenue
The following tables present revenue by segment disaggregated by geographic region for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	TriLink	Cygnus	Total
North America	$21,984	$7,358	$29,342
Europe, the Middle East and Africa	3,801	3,851	7,652
Asia Pacific	2,469	6,024	8,493
Latin and Central America	96	268	364
Total revenue	$28,350	$17,501	$45,851

	Nine Months Ended September 30, 2026
	TriLink	Cygnus	Total
North America	$74,583	$21,732	$96,315
Europe, the Middle East and Africa	27,461	12,591	40,052
Asia Pacific	8,079	17,605	25,684
Latin and Central America	372	707	1,079
Total revenue	$110,495	$52,635	$163,130
13

	Three Months Ended September 30, 2025
	TriLink	Cygnus	Total
North America	$17,687	$7,339	$25,026
Europe, the Middle East and Africa	3,910	4,059	7,969
Asia Pacific	3,697	4,642	8,339
Latin and Central America	59	237	296
Total revenue	$25,353	$16,277	$41,630

	Nine Months Ended September 30, 2025
	TriLink	Cygnus	Total
North America	$63,533	$21,401	$84,934
Europe, the Middle East and Africa	10,611	12,631	23,242
Asia Pacific	10,867	16,187	27,054
Latin and Central America	177	470	647
Total revenue	$85,188	$50,689	$135,877
Revenue attributed to United States customers was $28.9 million and $95.0 million for the three and nine months ended September 30, 2026, respectively. Revenue attributed to United States customers was $24.6 million and $83.7 million for the three and nine months ended September 30, 2025, respectively. Total revenue is attributed to geographic regions based on the country in which the customers are located or the bill-to location of the transaction.
The following table presents revenue by segment disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
TriLink Revenue
mRNA	$15,302	$11,989	$67,701	$41,968
CDMO	2,009	1,863	8,849	10,258
Specialty Chemistry	11,039	11,501	33,945	32,962
Total TriLink Revenue	28,350	25,353	110,495	85,188

Cygnus Revenue	$17,501	$16,277	$52,635	$50,689
Total Revenue	$45,851	$41,630	$163,130	$135,877
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities.
We are the sole managing member of Topco LLC. As of September 30, 2026, we held approximately 57.4% of the outstanding LLC units of Topco LLC (“LLC Units”), and MLSH 1 held approximately 42.6% of the outstanding LLC Units. Therefore, we report non-controlling interests based on the percentage of LLC Units held by MLSH 1 on the condensed consolidated balance sheet as of September 30, 2026. Income or loss attributed to the non-controlling interest in Topco LLC is based on the LLC Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
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
14

Payments pursuant to Topco LLC Operating Agreement
Topco LLC is subject to an operating agreement (the “LLC Operating Agreement”) that was put in place at the date of a series of organizational transactions (the “Organizational Transactions”) effected immediately prior to our initial public offering (the “IPO”). The LLC Operating Agreement includes a provision requiring cash distributions enabling Topco’s unit holders, including MLSH 1, to pay their taxes on income passing through from Topco LLC. No such cash distributions were made to MLSH 1 during the three and nine months ended September 30, 2026 and 2025.
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
During the nine months ended September 30, 2026, the Company granted PSUs to employees that vest over a three-year service period and are subject to a performance condition. There were no PSUs with performance conditions granted during the three months ended September 30, 2026. Compensation expense for these awards is recognized when it is probable that the performance condition will be achieved, and over the requisite service period based on the Company’s current estimate of expected payout. As of September 30, 2026, the unrecognized compensation cost was $18.8 million, which is expected to be recognized over approximately 2.5 years. During the three and nine months ended September 30, 2025, the Company did not have any such PSUs.
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
As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, trade accounts receivable, net, and trade accounts payable, approximated their carrying amounts due to the short maturities of these instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits held at financial institutions and money market funds. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt approximated its carrying value, excluding the effect of unamortized debt discount, as it is based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

		Fair Value Measurements as of September 30, 2026
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$72,387	$—	$—	$72,387
15

		Fair Value Measurements as of December 31, 2025
	Line Item in the Condensed Consolidated Balance Sheets	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$216,384	$—	$—	$216,384

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

For the three and nine months ended September 30, 2026 and 2025, no customer individually represented 10% or more of the Company’s total revenue. As of September 30, 2026, no customer individually represented 10% or more of accounts receivable, net. As of December 31, 2025, Nacalai USA, Inc. represented 12.0% of accounts receivable, net.
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
No pro forma revenue or earnings information for the three and nine months ended September 30, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenue and net loss for the respective periods.
Officinae Bio
On February 21, 2025, the Company completed the acquisition of the DNA and RNA business of Officinae Bio (“Officinae”) for a total purchase consideration of $15.1 million.
Pursuant to the Officinae Securities Purchase Agreement (the “Officinae SPA”) between the Company and sellers of Officinae, additional payments to the sellers of Officinae are dependent upon certain milestones and meeting or exceeding defined revenue targets through December 31, 2028 (the “Officinae Contingent Consideration”). The Officinae SPA provides for a total
16

maximum Officinae Contingent Consideration of $35.0 million, with $5.0 million of such contingent consideration payable in cash upon the achievement of a certain integration milestone (the “Milestone Consideration”) and up to an additional $30.0 million payable in a mix of cash and shares of the Company’s Class A common stock, such mix to be mutually agreed at the time of any payout, upon the achievement of certain revenue and license milestones (the “Earnout Considerations”). The Milestone Consideration was recorded as contingent consideration and was included as part of the purchase consideration. During the third quarter of 2025, the Company determined the conditions for payment were satisfied and paid the Milestone Consideration amount of $5.0 million to the sellers of Officinae. The Earnout Considerations had no probability of achievement and the fair value at the acquisition date and at September 30, 2026 could not be reasonably estimated.
Revenue and earnings from Officinae included in the Company’s condensed consolidated statements of operations since the date of acquisition were immaterial.
No pro forma revenue or earnings information for the three and nine months ended September 30, 2026 and 2025 has been presented as the impact was determined not to be material to the Company’s condensed consolidated revenue and net loss for the respective periods.
3.Restructuring
In August 2025, the Company implemented a corporate realignment plan (the “2025 Corporate Realignment Plan”) that included the termination of approximately 25% of the Company’s workforce, a phased reduction of the Company’s facilities footprint, and other actions designed to significantly reduce operating costs and focus our resources on projects that we believe will deliver sustainable long-term growth, including improving our e-commerce presence. The reduction in force was substantially completed as of November 4, 2025, following the end of the sixty-day notification period required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”). The Company completed the 2025 Corporate Realignment Plan in the third quarter of 2026.
The Company’s restructuring charges by segment and unallocated corporate costs, which are recorded as restructuring expenses on the condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30, 2026
	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments (1)	Professional Fees	Total
TriLink	$234	$558	$2,124	$—	$2,916
Cygnus	1	—	—	—	1
Corporate	2	—	—	—	2
Total	$237	$558	$2,124	$—	$2,919

	Nine Months Ended September 30, 2026
	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments (1)	Professional Fees	Total
TriLink	$(188)	$2,537	$2,546	$—	$4,895
Cygnus	(2)	—	—	—	(2)
Corporate	(21)	—	—	892	871
Total	$(211)	$2,537	$2,546	$892	$5,764
17

The following table summarizes the activity for accrued restructuring costs, which is recorded within accrued expenses and other current liabilities, except for $1.9 million, which is included within other long-term liabilities, on the condensed consolidated balance sheets, as of the periods presented (in thousands):

	Severance and Other Employee Costs (Benefit)	Non-Employee Contract Costs	Asset Impairments (1)	Professional Fees	Total
Balance as of December 31, 2025	$2,042	$—	$—	$176	$2,218
Charges (benefit)	(211)	2,537	2,546	892	5,764
Non-cash benefit (charges)	248	—	(2,546)	—	(2,298)
Cash payments	(1,844)	(300)	—	(1,068)	(3,212)
Balance as of September 30, 2026	$235	$2,237	$—	$—	$2,472
____________________
(1)During the third quarter of 2026, the Company recorded additional asset impairments totaling $2.1 million ($0.9 million for finite-lived intangible assets, and $1.2 million for long-lived assets) within restructuring on the consolidated statements of operations within the TriLink segment, related to strategic product realignment as part of the Corporate Realignment Plan. These assets have a carrying value of zero as of September 30, 2026.

4.Balance Sheet Components
Inventory
Inventory consisted of the following as of the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$13,253	$14,606
Work-in-process	10,269	7,318
Finished goods	19,725	18,571
Total inventory	$43,247	$40,495
5.Leases
In September 2026, the Company amended the lease for its corporate headquarters and the TriLink manufacturing facility located in San Diego, California. The amendment extended the term of the operating lease to September 30, 2036. There were no changes to finance leases during the three and nine months ended September 30, 2026.
The following table presents supplemental balance sheet information related to the Company's operating leases as of the periods presented below (in thousands):

	Line Item in the Consolidated Balance Sheets	September 30, 2026	December 31, 2025
Right-of-use assets	Other assets	$48,260	$39,260
Current lease liabilities	Accrued expenses and other current liabilities	1,378	7,795
Non-current lease liabilities	Other long-term liabilities	48,043	34,035
The components of the net lease costs reflected in the Company's consolidated statements of operations were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	2,879	3,034	8,913	9,074
Variable lease costs	1,137	1,001	3,378	2,968
18

The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use (“ROU”) assets and lease liabilities for its leases were as follows as of the periods presented below:

	September 30, 2026	December 31, 2025
Weighted average remaining operating lease term (in years):	9.4	5.9
Weighted average operating lease discount rate:	10.4%	6.7%
Supplemental information concerning the cash flow impact arising from the Company's leases recorded in the Company's consolidated statements of cash flows is detailed in the following table for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in operating lease liabilities:
Operating cash flows used for operating leases	2,751	2,657	8,235	7,930
As of September 30, 2026, the Company expects that its future minimum lease payments will become due and payable as follows (in thousands):

Operating Leases
2026	$1,307
2027	6,522
2028	9,198
2029	9,555
2030	5,295
2031	8,122
Thereafter	42,588
Total minimum lease payments	82,587
Less: interest	(33,166)
Total lease liabilities	$49,421
6.Commitments and Contingencies

Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers to purchase products and services. These purchase obligations are enforceable, legally binding agreements and specify terms that include provisions with respect to quantities, pricing and timing of purchases.
Amounts purchased under these obligations were nominal and $0.4 million for the three and nine months ended September 30, 2026. Amounts purchased under these obligations totaled $0.6 million and $2.6 million for the three and nine months ended September 30, 2025.
As of September 30, 2026, future minimum commitments under these obligations totaled $4.4 million, of which $0.4 million is scheduled to be spent within the next 12 months, and $4.0 million is scheduled to be spent between one and more than ten years in the future.

Legal Proceedings
The Company is involved in various legal proceedings arising in the normal course of business. The Company accrues for a loss contingency when it determines that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. As of the date of this report, none of such loss contingencies, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.Long-Term Debt
2026 Credit Agreement
On June 2, 2026, Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Maravai Topco Holdings, LLC, as borrower, entered into a new credit agreement (the "2026 Credit Agreement") with certain lenders and issuing banks party thereto and BSP Agency, LLC, as administrative agent and collateral agent. The 2026 Credit Agreement provides for a $150.0 million initial term loan facility (the "2026 Term Loan") and a $30.0 million revolving credit facility (the "2026 Revolving Credit Facility"), each maturing on June 2, 2032. In connection with entering into the 2026 Credit Agreement, the Company repaid all amounts outstanding under its prior credit agreement, dated as of October 19, 2020 (the “Prior Credit Agreement”), and terminated the Prior Credit Agreement and the related term loan facility and revolving credit facility, including the related guarantees and security interests.

In connection with the termination of the Prior Credit Agreement, the Company issued a cash-collateralized letter of credit of $0.5 million related to a lease, which is classified as restricted cash and is included in other current assets on the Condensed Consolidated Balance Sheet as of September 30, 2026, as the letter of credit is expected to expire within the next twelve months.

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

The 2026 Credit Agreement contains covenants that, among other things, limit the Company's ability to incur or prepay certain indebtedness, pay dividends or make other restricted payments, dispose of assets, engage in mergers and consolidations, make acquisitions and other investments, enter into certain affiliate transactions, create liens and make changes to the nature of the business. Commencing December 31, 2026, the 2026 Credit Agreement includes a financial performance covenant that requires the Company to maintain a senior secured first lien net leverage ratio not to exceed 6.50:1.00 if revolving exposure, excluding undrawn letters of credit, is equal to or greater than 40.0% of the aggregate revolving commitments. The Company was in compliance with the covenants under the 2026 Credit Agreement as of September 30, 2026.

In connection with the repayment of all amounts outstanding under the Prior Credit Agreement and the termination of the Prior Credit Agreement, including the related term loan facility (the “Prior term Loan”), revolving credit facility, guarantees and security interests, the Company recorded losses on extinguishment of debt of $3.4 million during the nine months ended September 30, 2026, primarily related to the write-offs of unamortized debt issuance costs and original issue discount associated with the Prior Term Loan, deferred financing costs related to the prior revolving credit facility, and related lender and legal fees.

In connection with the 2026 Credit Agreement, the Company capitalized debt issuance costs and original issue discount of $3.5 million. Unamortized debt issuance costs and original issue discount related to the 2026 Term Loan are presented as a direct deduction from the carrying amount of long-term debt, while unamortized debt issuance costs related to the 2026 Revolving Credit Facility are recorded within other assets in the accompanying condensed consolidated balance sheet. As of September 30, 2026, unamortized issuance costs related to the 2026 Term Loan and the 2026 Revolving Credit Facility totaled $2.8 million and $0.6 million, respectively.

The Company's long-term debt consisted of the following as of the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Term Loan	$150,000	$294,240
Less: unamortized debt discount and issuance costs	(2,822)	(2,469)
Total long-term debt	147,178	291,771
Less: current portion	(1,500)	(5,440)
Total long-term debt, less current portion	$145,678	$286,331
There were no borrowings under the 2026 Revolving Credit Facility or the Prior Revolving Credit Facility as of September 30, 2026 and December 31, 2025, respectively. The Company is required to pay a commitment fee of 0.50% per annum on the daily average unused portion of the 2026 Revolving Credit Facility, payable quarterly.

As of September 30, 2026, the aggregate future principal maturities of the Company's debt obligations based on contractual due dates were as follows (in thousands):

2026 (remaining three months)	$375
2027	1,500
2028	1,500
2029	1,500
2030	1,500
2031	1,500
Thereafter	142,125
Total long-term debt	$150,000
8.Net Loss Per Class A Common Share Attributable to Maravai LifeSciences Holdings, Inc.
Basic net loss per Class A common share has been calculated by dividing net loss for the period, adjusted for net loss attributable to non-controlling interests, by the weighted average number of Class A common shares outstanding during the period. In periods in which the Company reports a net loss attributable to Maravai LifeSciences Holdings, Inc., diluted net loss per Class A common share attributable to the Company is the same as basic net loss per Class A common share attributable to the Company, since dilutive equity instruments are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to Maravai LifeSciences Holdings, Inc. during the three and nine months ended September 30, 2026 and 2025.

The following table presents the computation of basic and diluted net loss per Class A common share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(24,000)	$(45,057)	$(52,008)	$(167,747)
Less: loss attributable to common non-controlling interests	10,161	19,501	22,020	72,655
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(13,839)	$(25,556)	$(29,988)	$(95,092)
Denominator:
Weighted average Class A common shares outstanding	149,067	144,683	147,839	144,119

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.09)	$(0.18)	$(0.20)	$(0.66)
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
The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	12,788	3,571	12,788	3,284
Performance-based incentive units	10,492	—	10,492	—
Stock options	3,450	4,694	3,450	4,694
Shares estimated to be purchased under the employee stock purchase plan	1,227	1,542	1,188	1,326
Shares of Class B common stock	110,684	110,684	110,684	110,684
Total	138,641	120,491	138,602	119,988
Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net loss per Class A common share attributable to the Company for that period. The Company had contingently issuable performance stock units outstanding that did not meet the market conditions as of September 30, 2026 and 2025 and, therefore, were excluded from the calculation of diluted net loss per Class A common share attributable to the Company. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.7 million as of September 30, 2026 and 3.3 million as of September 30, 2025. These share amounts were excluded from the potentially dilutive securities in the table above.
9.Income Taxes
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

The following table summarizes the Company’s income tax benefit and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before income taxes	$(24,075)	$(45,149)	$(52,405)	$(171,965)
Income tax benefit	$(75)	$(92)	$(397)	$(4,218)
Effective tax rate	0.3%	0.2%	0.8%	2.5%
The Company’s effective tax rate of 0.3% and 0.8% for the three and nine months ended September 30, 2026, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with non-controlling interest and the valuation allowance recorded against the Company’s deferred tax assets.
The Company’s effective tax rate of 0.2% and 2.5% for the three and nine months ended September 30, 2025, respectively, differed from the U.S. federal statutory income tax rate of 21.0%, primarily due to loss associated with non-controlling interest, the valuation allowance recorded against the Company’s deferred tax assets, and the release of a previous uncertain tax position due to the expiration of the associated statute of limitations.
As of September 30, 2026 and December 31, 2025, the Company had $1.1 million and $1.0 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax benefits as a component of income tax expense (benefit), which was immaterial during the three and nine months ended September 30, 2026 and 2025.
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
During the three and nine months ended September 30, 2026 and 2025, Topco LLC did not pay any tax distributions to its unit holders.
As of September 30, 2026, no amounts for tax distributions had been accrued.
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
We recognize the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current. This determination is based on our taxable income for the year ended December 31, 2025. As of September 30, 2026, there was no current liability under the TRA.
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
As of September 30, 2026 and December 31, 2025, there were no liabilities outstanding under the TRA.
During the three and nine months ended September 30, 2026 and 2025, no payments were made to MLSH 1 or MLSH 2 pursuant to the TRA.
Topco LLC Operating Agreement
MLSH 1 is party to the LLC Operating Agreement put in place at the date of the Organizational Transactions. This agreement includes a provision requiring cash distributions enabling Topco LLC’s unit holders to pay their taxes on income passing through from Topco LLC. During the three and nine months ended September 30, 2026 and 2025, no such cash distributions were made for tax liabilities to MLSH 1 under this agreement.
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
The Company defines adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that the Company does not consider in its evaluation of ongoing operating performance from period to period, and has determined that Adjusted EBITDA is the profit or loss measure that the Company's chief operating decision maker ("CODM") uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. The CODM reviews segment performance along with forecasts and other non-financial information in determining how to allocate resources. Corporate costs are managed on a standalone basis and are not allocated to segments.

The following schedules include revenue, expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	TriLink	Cygnus	Total
Revenue	$28,350	$17,501	$45,851

Less:
Cost of revenue (1)	16,771	2,633
Selling and marketing (1)	4,093	803
General and administrative (1)	3,017	1,151
Research and development (1)	1,984	452
Other segment items (2)	21	6
Adjusted EBITDA for reportable segments	$2,464	$12,456	$14,920
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(9,100)
Amortization			(6,466)
Depreciation			(5,737)
Interest expense			(4,027)
Interest income			598
Other adjustments:
Acquisition integration costs			(312)
Stock-based compensation			(10,115)
Restructuring costs (3)			(2,903)
Other (4)			(933)
Loss before income taxes			(24,075)
Income tax benefit			75
Net loss			$(24,000)

	Nine Months Ended September 30, 2026
	TriLink	Cygnus	Total
Revenue	$110,495	$52,635	$163,130

Less:
Cost of revenue (1)	55,793	7,618
Selling and marketing (1)	11,801	2,413
General and administrative (1)	9,176	3,898
Research and development (1)	6,809	1,310
Other segment items (2)	164	7
Adjusted EBITDA for reportable segments	$26,752	$37,389	$64,141
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(29,320)
Amortization			(19,407)
Depreciation			(15,950)
Interest expense			(14,585)
Interest income			3,630
Other adjustments:
Acquisition integration costs			(761)
Stock-based compensation			(27,063)
Loss on extinguishment of debt			(3,413)
Restructuring costs (3)			(5,980)
Other (4)			(3,697)
Loss before income taxes			(52,405)
Income tax benefit			397
Net loss			$(52,008)

	Three Months Ended September 30, 2025
	TriLink	Cygnus	Total
Revenue	$25,353	$16,277	$41,630

Less:
Cost of revenue (1)	21,676	3,301
Selling and marketing (1)	5,032	746
General and administrative (1)	4,420	1,271
Research and development (1)	2,116	418
Other segment items (2)	24	—
Adjusted EBITDA for reportable segments	$(7,915)	$10,541	$2,626
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(13,393)
Amortization			(7,209)
Depreciation			(5,975)
Interest expense			(6,844)
Interest income			2,797
Other adjustments:
Acquisition integration costs			(847)
Stock-based compensation			(9,056)
Executive leadership transition costs (5)			(17)
Property and equipment impairment			(7)
Restructuring costs (3)			(6,932)
Other (4)			(292)
Loss before income taxes			(45,149)
Income tax benefit			92
Net loss			$(45,057)

	Nine Months Ended September 30, 2025
	TriLink	Cygnus	Total
Revenue	$85,188	$50,689	$135,877

Less:
Cost of revenue (1)	70,905	9,104
Selling and marketing (1)	17,167	2,321
General and administrative (1)	14,114	3,670
Research and development (1)	7,110	1,519
Other segment items (2)	(23)	3
Adjusted EBITDA for reportable segments	$(24,085)	$34,072	$9,987
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(41,713)
Amortization			(21,439)
Depreciation			(17,625)
Interest expense			(20,437)
Interest income			9,052
Other adjustments:
Acquisition integration costs			(2,445)
Stock-based compensation			(26,248)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive transition costs (5)			(2,024)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,059)
Restructuring costs (3)			(6,932)
Other (4)			(2,846)
Loss before income taxes			(171,965)
Income tax benefit			4,218
Net loss			$(167,747)
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
(3)For the nine months ended September 30, 2026, stock-based compensation benefit was $(0.2) million primarily related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three months ended September 30, 2026, there was no such stock-based compensation benefit amount. For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three and nine months ended September 30, 2026, there was a nominal amount of depreciation expense primarily related to the 2025 Corporate Realignment Plan that is included in the depreciation line item. For the three and nine months ended September 30, 2025, there was no restructuring related depreciation expense.
(4)Refers to severance expense, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
(5)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For the nine months ended September 30, 2025, stock-based compensation benefit of $(3.3) million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item. For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, there was no such stock-based compensation benefit amount.

There was immaterial intersegment revenue during the three and nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, we employed a team of 410 full-time employees, approximately 25% of whom have advanced degrees.
We primarily utilize a direct sales model in North America. International sales, primarily in Europe and the Asia Pacific-region, are generated through a combination of direct sales and third-party distributors. The percentage of our total revenue derived from customers in North America was 64.0% and 59.0% for the three and nine months ended September 30, 2026, respectively. The percentage of our total revenue derived from customers in North America was 60.1% and 62.5% for the three and nine months ended September 30, 2025, respectively.
We generated revenue of $45.9 million and $163.1 million for the three and nine months ended September 30, 2026 and $41.6 million and $135.9 million for the three and nine months ended September 30, 2025, respectively.
Revenue by reportable segment was as follows:
TriLink: $28.4 million and $110.5 million for the three and nine months ended September 30, 2026, respectively, and $25.4 million and $85.2 million for the three and nine months ended September 30, 2025, respectively.
Cygnus: $17.5 million and $52.6 million for the three and nine months ended September 30, 2026, respectively, and $16.3 million and $50.7 million for the three and nine months ended September 30, 2025, respectively.
We continue to focus resources on supporting our core business segments while pursuing opportunities to expand our customer base domestically and internationally.
Selling, general and administrative expenses were $30.5 million and $91.7 million for the three and nine months ended September 30, 2026, respectively, and $35.5 million and $113.7 million for the three and nine months ended September 30, 2025, respectively.
Our research and development efforts are focused on developing new products, technologies and services to meet our customers’ needs. Research and development expenses were $3.4 million and $11.0 million for the three and nine months ended September 30, 2026, and $3.8 million and $13.6 million for the three and nine months ended September 30, 2025, respectively. We intend to continue investing in research and development to support our customers’ demand for innovation.
Debt Refinancing
On June 2, 2026, we entered into a new credit agreement, which provides for a $150.0 million term loan facility and a $30.0 million revolving credit facility, each maturing on June 2, 2032. In connection with the new credit agreement, we repaid all amounts outstanding under the Prior Credit Agreement and terminated the Prior Credit Agreement, including the related term loan facility, revolving credit facility, and guarantees and security interests. Borrowings under the new credit agreement bear interest at variable rates based on Term SOFR or an alternate base rate, plus an applicable margin. Refer to the "Liquidity and Capital Resources" section for additional discussion of our debt financing arrangements.
Trends and Uncertainties
While revenue attributable to high-volume orders of our proprietary CleanCap® analogs for commercial phase COVID-19 vaccine programs returned in the first quarter of 2026, representing $14.3 million in revenue for the three months ended March 31, 2026, we did not recognize any revenue attributable to high-volume CleanCap orders in the second or third quarters of 2026 and do not anticipate any further high-volume CleanCap orders for commercial phase COVID-19 vaccine programs for the remainder of the year ending December 31, 2026, nor do we currently have any binding orders for such programs for 2027.
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
Our revenue consists primarily of product revenue and, to a much lesser extent, service revenue. We generated total consolidated revenue of $45.9 million and $163.1 million for the three and nine months ended September 30, 2026, and $41.6 million and $135.9 million for the three and nine months ended September 30, 2025, respectively, through the following segments: (i) TriLink and (ii) Cygnus.
TriLink Segment
Our TriLink segment focuses on the development, manufacturing and sale of highly modified nucleic acid products to support the needs of customers’ research, therapeutic and vaccine programs. In addition to catalog and custom products, the business provides CDMO services, including process development, scale-up, and GMP production of nucleic acids for clinical applications. This segment also provides research products for oligonucleotide synthesis, modification, labeling and purification.

Cygnus Segment
Our Cygnus segment focuses on the development, manufacturing and sale of biologics safety and impurity tests and assay development services that are utilized by our customers in their biologic drug manufacturing activities.
Cost of Revenue
Cost of revenue associated with our products primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, stock-based compensation expense, costs of materials, production overhead, packaging and delivery costs, information technology, depreciation and amortization of intangibles. Cost of revenue also includes adjustments for excess, obsolete or expired inventory, and idle capacity. Cost of revenue associated with our services primarily consists of personnel and related costs, stock-based compensation expense, cost of materials and allocated costs, including facilities and information technology costs.
We expect cost of revenue to remain below prior-year levels as a percentage of revenue as we continue to realize the benefits of our restructuring actions.
Operating Expenses
Selling, General and Administrative
Our selling, general and administrative expenses primarily consist of salaries, benefits and stock-based compensation expense for our employees in our commercial sales, marketing, executive, accounting and finance, legal and human resource functions as well as travel expenses, professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.
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
Restructuring
Restructuring costs primarily consist of severance and other employee-related costs, non-employee contract costs, asset impairments, and professional fees.
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
Non-Controlling Interests
Non-controlling interests represent the portion of profit or loss, net assets and comprehensive income or loss of our consolidated subsidiaries that is not allocable to the Company based on our percentage of ownership of such entities. Income or loss attributed to the non-controlling interests is based on the LLC Units outstanding during the period and is presented on the condensed consolidated statements of operations. As of September 30, 2026, we held approximately 57.4% of the outstanding LLC Units, and MLSH 1 held approximately 42.6% of the outstanding LLC Units.
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

	Three Months Ended September 30,
	2026	2025	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$45,851	$41,630	10.1%
Cost of revenue (1)	29,659	35,975	(17.6)%
Gross profit	16,192	5,655	186.3%

Operating expenses:
Selling, general and administrative (1)	30,502	35,456	(14.0)%
Research and development (1)	3,390	3,844	(11.8)%
Restructuring (1)	2,919	7,386	(60.5)%
Total operating expenses	36,811	46,686	(21.2)%
Loss from operations	(20,619)	(41,031)	(49.7)%
Other expense, net	(3,456)	(4,118)	(16.1)%
Loss before income taxes	(24,075)	(45,149)	(46.7)%
Income tax benefit	(75)	(92)	(18.5)%
Net loss	(24,000)	(45,057)	(46.7)%
Net loss attributable to non-controlling interests	(10,161)	(19,501)	(47.9)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(13,839)	$(25,556)	(45.8)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.09)	$(0.18)
Weighted average number of Class A common shares outstanding, basic and diluted	149,067	144,683

Adjusted EBITDA (Non-GAAP financial measure)	$5,820	$(10,767)

	Nine Months Ended September 30,
	2026	2025	Year-Over-Year Change
	(in thousands, except per share amounts)
Revenue	$163,130	$135,877	20.1%
Cost of revenue (1)	92,587	114,729	(19.3)%
Gross profit	70,543	21,148	233.6%

Operating expenses:
Selling, general and administrative (1)	91,664	113,735	(19.4)%
Research and development (1)	10,981	13,614	(19.3)%
Goodwill impairment	—	42,884	*
Restructuring (1)	5,764	7,386	(22.0)%
Total operating expenses	108,409	177,619	(39.0)%
Loss from operations	(37,866)	(156,471)	(75.8)%
Other expense, net	(14,539)	(15,494)	(6.2)%
Loss before income taxes	(52,405)	(171,965)	(69.5)%
Income tax benefit	(397)	(4,218)	(90.6)%
Net loss	(52,008)	(167,747)	(69.0)%
Net loss attributable to non-controlling interests	(22,020)	(72,655)	(69.7)%
Net loss attributable to Maravai LifeSciences Holdings, Inc.	$(29,988)	$(95,092)	(68.5)%

Net loss per Class A common share attributable to Maravai LifeSciences Holdings, Inc., basic and diluted	$(0.20)	$(0.66)
Weighted average number of Class A common shares outstanding, basic and diluted	147,839	144,119

Adjusted EBITDA (Non-GAAP financial measure)	$34,821	$(31,726)
____________________
*    Not meaningful
(1)Includes stock-based compensation expense (benefit) as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	Year-Over-Year Change
Cost of revenue	$1,049	$1,629	(35.6)%
Selling, general and administrative	8,445	6,196	36.3%
Research and development	621	777	(20.1)%
Restructuring	—	454	*
Total stock-based compensation expense	$10,115	$9,056	11.7%

	Nine Months Ended September 30,
	2026	2025	Year-Over-Year Change
Cost of revenue	$2,974	$5,518	(46.1)%
Selling, general and administrative	22,475	17,039	31.9%
Research and development	1,860	3,237	(42.5)%
Restructuring	(246)	454	(154.2)%
Total stock-based compensation expense	$27,063	$26,248	3.1%

Revenue
Consolidated revenue by segment was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
TriLink	$28,350	$25,353	11.8%	61.8%	60.9%
Cygnus	17,501	16,277	7.5%	38.2%	39.1%
Total revenue	$45,851	$41,630	10.1%	100.0%	100.0%

	Nine Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
TriLink	$110,495	$85,188	29.7%	67.7%	62.7%
Cygnus	52,635	50,689	3.8%	32.3%	37.3%
Total revenue	$163,130	$135,877	20.1%	100.0%	100.0%
Comparison of Three Months Ended September 30, 2026 and 2025
Total revenue increased 10.1% from the three months ended September 30, 2025 compared to the three months ended September 30, 2026.
TriLink revenue increased 11.8% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase in TriLink revenue was primarily driven by increased demand for research use only (RUO) raw materials and catalog mRNA used in drug discovery (Discovery mRNA) and GMP products used in clinical trials (GMP consumables), as well as strength from our CDMO business.
Cygnus revenue increased by 7.5% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase was driven by increased demand for Host Cell Protein (HCP) and ELISA kits.
Comparison of Nine Months Ended September 30, 2026 and 2025
Total revenue increased 20.1% from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026.
TriLink revenue increased by 29.7% comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in TriLink revenue was primarily driven by $14.3 million of high-volume CleanCap orders for commercial phase COVID vaccine programs during the first quarter of 2026. Excluding COVID CleanCap revenue, TriLink base revenue grew 12.9% year-over-year with increased demand for both Discovery mRNA and GMP consumables.
Cygnus revenue increased by 3.8% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase was driven by demand for HCP and ELISA kits.
Gross Profit
Gross profit was as follows for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Revenue	$45,851	$41,630	10.1%	100.0%	100.0%
Cost of revenue	29,659	35,975	(17.6)%	64.7%	86.4%
Gross profit	$16,192	$5,655	186.3%	35.3%	13.6%

	Nine Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Revenue	$163,130	$135,877	20.1%	100.0%	100.0%
Cost of revenue	92,587	114,729	(19.3)%	56.8%	84.4%
Gross profit	$70,543	$21,148	233.6%	43.2%	15.6%
Comparison of Three Months Ended September 30, 2026 and 2025
Cost of revenue decreased by 17.6% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The decrease was driven by a $2.7 million decrease in direct product costs, supplies and materials, and external services due to the product mix and expense management. There was also a $1.3 million decrease in personnel expenses, a $0.9 million decrease in facilities costs, a $0.7 million decrease in amortization, a $0.6 million decrease in stock-based compensation, and a $0.1 million decrease in IT costs. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Gross profit margin increased by 2,170 basis points from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase in gross profit margin as a percentage of sales was primarily attributable to product mix and the decrease in cost of revenue driven by the 2025 Corporate Realignment Plan.
Comparison of Nine Months Ended September 30, 2026 and 2025
Cost of revenue decreased by 19.3% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The decrease was driven by a $10.9 million decrease in direct product costs, supplies and materials, and external services due to the product mix and expense management, and inventory write-offs and yield losses in the prior year. There was also a $3.9 million decrease in personnel expenses, a $2.5 million decrease in facilities costs, a $2.3 million decrease in stock-based compensation expense, a $2.0 million decrease in amortization, a $0.3 million decrease in depreciation, and a $0.2 million decrease in IT costs. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Gross profit margin increased by 2,760 basis points from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in gross profit margin as a percentage of sales was primarily attributable to product mix and the decrease in cost of revenue driven by the 2025 Corporate Realignment Plan.
Operating Expenses
Operating expenses included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Selling, general and administrative	$30,502	$35,456	(14.0)%	66.6%	85.1%
Research and development	3,390	3,844	(11.8)%	7.4%	9.2%
Restructuring	2,919	7,386	(60.5)%	6.4%	17.8%
Total operating expenses	$36,811	$46,686	(21.2)%	80.4%	112.1%

	Nine Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Selling, general and administrative	$91,664	$113,735	(19.4)%	56.2%	83.7%
Research and development	10,981	13,614	(19.3)%	6.7%	10.0%
Goodwill impairment	—	42,884	*	—%	31.6%
Restructuring	5,764	7,386	(22.0)%	3.5%	5.4%
Total operating expenses	$108,409	$177,619	(39.0)%	66.4%	130.7%
____________________
*Not meaningful

Selling, General and Administrative
Comparison of Three Months Ended September 30, 2026 and 2025
Selling, general and administrative expenses decreased by 14.0% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The decrease was primarily due to a $2.6 million decrease in professional services fees, a $1.8 million decrease in personnel expenses, a $0.9 million decrease in marketing expenses, a $0.7 million decrease in facilities costs, a $0.7 million decrease in depreciation, a $0.3 million decrease in IT expenses, and a $0.2 million decrease in other corporate expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan. The decreases were partially offset by an increase of $2.2 million in stock-based compensation expense due to performance stock units granted in the first quarter of 2026.
Comparison of Nine Months Ended September 30, 2026 and 2025
Selling, general and administrative expenses decreased by 19.4% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The decrease was primarily due to a $10.4 million decrease in personnel expenses, a $7.3 million decrease in professional services fees, a $3.2 million decrease in marketing expenses, a $2.6 million decrease in facilities costs, a $2.0 million decrease in depreciation, a $1.3 million decrease in other corporate expenses, and a $0.7 million decrease in IT expenses. These decreases were primarily driven by the 2025 Corporate Realignment Plan. The decreases were partially offset by an increase of $5.4 million in stock-based compensation expense due to performance stock units granted in the first quarter of 2026.
Research and Development
Comparison of Three Months Ended September 30, 2026 and 2025
Research and development expenses decreased by 11.8% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The decrease was primarily driven by a $0.2 million decrease in stock-based compensation expense, a $0.2 million decrease in personnel expenses, and a $0.1 million decrease in supplies and materials. These decreases were primarily driven by the 2025 Corporate Realignment Plan.
Comparison of Nine Months Ended September 30, 2026 and 2025
Research and development expenses decreased by 19.3% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The decrease was primarily driven by a $1.2 million decrease in stock-based compensation expense, a $0.8 million decrease in personnel expenses, a $0.6 million decrease in supplies and materials. and a $0.4 million decrease in consulting services. These decreases were primarily driven by the 2025 Corporate Realignment Plan. This was partially offset by an increase of $0.4 million in facilities expenses.
Goodwill Impairment
During the nine months ended September 30, 2025, we recorded goodwill impairment of $42.9 million within our TriLink segment. During the nine months ended September 30, 2026, no goodwill impairment was recorded.
Restructuring
Comparison of Three Months Ended September 30, 2026 and 2025
Restructuring costs decreased by $4.5 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, attributable to the 2025 Corporate Realignment Plan. The decrease was primarily driven by a $6.2 million decrease in severance and other employee-related costs, a $0.5 million decrease in stock-based compensation expense, and a $0.5 million decrease in professional fees. This was partially offset by an increase of $2.1 million related to an asset impairment charge, and a $0.6 million increase in non-employee contract costs.
Comparison of Nine Months Ended September 30, 2026 and 2025
Restructuring costs decreased by $1.6 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, attributable to the 2025 Corporate Realignment Plan. The decrease was primarily driven by a $6.4 million decrease in severance and other employee-related costs, and a $0.7 million decrease in stock-based compensation expense. This was partially offset by an increase of $2.5 million related to an asset impairment charge, a $2.5 million increase in non-employee contract costs, and a $0.5 million increase in professional fees.
Other Income (Expense)
Other income (expense) included the following for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Interest expense	$(4,027)	$(6,844)	(41.2)%	(8.8)%	(16.4)%
Interest income	598	2,797	(78.6)%	1.3%	6.7%
Other expense	(27)	(71)	(62.0)%	(0.1)%	(0.2)%
Total other expense	$(3,456)	$(4,118)	(16.1)%	(7.6)%	(9.9)%

	Nine Months Ended September 30,			Percentage of Revenue
	2026	2025	Year-Over-Year Change	2026	2025
Interest expense	$(14,585)	$(20,437)	(28.6)%	(8.9)%	(15.0)%
Interest income	3,630	9,052	(59.9)%	2.2%	6.6%
Loss on extinguishment of debt	(3,413)	—	*	(2.1)%	—%
Other expense	(171)	(4,109)	(95.8)%	(0.1)%	(3.0)%
Total other expense	$(14,539)	$(15,494)	(6.2)%	(8.9)%	(11.4)%
____________________
*Not meaningful
Comparison of Three Months Ended September 30, 2026 and 2025
Total other expense decreased 16.1% from the three months ended September 30, 2025 compared to the three months ended September 30, 2026. This was due to a $2.8 million decrease in interest expense, which was primarily due to the repayment of all amounts outstanding under the Prior Credit Agreement, and the termination of the Prior Credit Agreement, including the related term loan facility and revolving credit facility, as part of the June 2026 debt refinancing. In addition, there was a $2.2 million decrease in interest income earned on our short-term investments in money market funds, which was used for the debt repayment.
Comparison of Nine Months Ended September 30, 2026 and 2025
Total other expense decreased 6.2% from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The decrease was driven by a $5.9 million decrease in interest expense, which was primarily due to the voluntary prepayment of principal on the Prior Term Loan in February 2026, the repayment of all amounts outstanding under the Prior Credit Agreement, and the termination of the Prior Credit Agreement including the related term loan facility and revolving credit facility as part of the June 2026 debt refinancing, and the $3.9 million decrease in other expense, which includes $4.1 million from prior year adjustments to the indemnification asset recorded in connection with the acquisition of MyChem, partially offset by immaterial foreign exchange gains and losses. In addition, there was a $5.4 million decrease in interest income earned on our short-term investments in money market funds, which was used for the debt repayment, and a $3.4 million loss on debt extinguishment recorded in the nine months ended September 30, 2026.
Segment Information
Management has determined that adjusted earnings before interest, tax, depreciation and amortization is the profit or loss measure used to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations and, therefore, are not included in measuring segment performance. Our CODM reviews segment performance along with forecasts and other non-financial information in determining how to allocate resources. We define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period. Corporate costs are managed on a standalone basis and are not allocated to segments.

We do not allocate assets to our reportable segments as they are not included in the review performed by our CODM for purposes of assessing segment performance and allocating resources.
As of September 30, 2026, substantially all of our long-lived assets were located within the United States.
The following schedules include revenue, expenses, and Adjusted EBITDA for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2026
	TriLink	Cygnus	Total
Revenue	$28,350	$17,501	$45,851

Less:
Cost of revenue (1)	16,771	2,633
Selling and marketing (1)	4,093	803
General and administrative (1)	3,017	1,151
Research and development (1)	1,984	452
Other segment items (2)	21	6
Adjusted EBITDA	$2,464	$12,456	$14,920
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(9,100)
Amortization			(6,466)
Depreciation			(5,737)
Interest expense			(4,027)
Interest income			598
Other adjustments:
Acquisition integration costs			(312)
Stock-based compensation			(10,115)
Restructuring costs (3)			(2,903)
Other (4)			(933)
Loss before income taxes			(24,075)
Income tax benefit			75
Net loss			$(24,000)

	Nine Months Ended September 30, 2026
	TriLink	Cygnus	Total
Revenue	$110,495	$52,635	$163,130

Less:
Cost of revenue (1)	55,793	7,618
Selling and marketing (1)	11,801	2,413
General and administrative (1)	9,176	3,898
Research and development (1)	6,809	1,310
Other segment items (2)	164	7
Adjusted EBITDA	$26,752	$37,389	$64,141
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(29,320)
Amortization			(19,407)
Depreciation			(15,950)
Interest expense			(14,585)
Interest income			3,630
Other adjustments:
Acquisition integration costs			(761)
Stock-based compensation			(27,063)
Loss on extinguishment of debt			(3,413)
Restructuring costs (3)			(5,980)
Other (4)			(3,697)
Loss before income taxes			(52,405)
Income tax benefit			397
Net loss			$(52,008)

	Three Months Ended September 30, 2025
	TriLink	Cygnus	Total
Revenue	$25,353	$16,277	$41,630

Less:
Cost of revenue (1)	21,676	3,301
Selling and marketing (1)	5,032	746
General and administrative (1)	4,420	1,271
Research and development (1)	2,116	418
Other segment items (2)	24	—
Adjusted EBITDA	$(7,915)	$10,541	$2,626
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(13,393)
Amortization			(7,209)
Depreciation			(5,975)
Interest expense			(6,844)
Interest income			2,797
Other adjustments:
Acquisition integration costs			(847)
Stock-based compensation			(9,056)
Executive leadership transition costs (5)			(17)
Property and equipment impairment			(7)
Restructuring costs (3)			(6,932)
Other (4)			(292)
Loss before income taxes			(45,149)
Income tax benefit			92
Net loss			$(45,057)

	Nine Months Ended September 30, 2025
	TriLink	Cygnus	Total
Revenue	$85,188	$50,689	$135,877

Less:
Cost of revenue (1)	70,905	9,104
Selling and marketing (1)	17,167	2,321
General and administrative (1)	14,114	3,670
Research and development (1)	7,110	1,519
Other segment items (2)	(23)	3
Adjusted EBITDA for reportable segments	$(24,085)	$34,072	$9,987
Reconciliation of total reportable segments’ Adjusted EBITDA to loss before income taxes
Corporate costs			(41,713)
Amortization			(21,439)
Depreciation			(17,625)
Interest expense			(20,437)
Interest income			9,052
Other adjustments:
Acquisition integration costs			(2,445)
Stock-based compensation			(26,248)
Merger and acquisition related expenses			(1,270)
Acquisition related tax adjustment			(4,082)
Executive leadership transition costs (5)			(2,024)
Goodwill impairment			(42,884)
Property and equipment impairment			(1,059)
Restructuring costs (3)			(6,932)
Other (4)			(2,846)
Loss before income taxes			(171,965)
Income tax benefit			4,218
Net loss			$(167,747)
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
(3)For the nine months ended September 30, 2026 stock-based compensation benefit was $(0.2) million primarily related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three months ended September 30, 2026, there was no such stock-based compensation benefit amount. For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three and nine months ended September 30, 2026, there was a nominal amount of depreciation expense primarily related to the 2025 Corporate Realignment Plan is included in the depreciation line item. For the three and nine months ended September 30, 2025, there was no restructuring related depreciation expense.
(4)Refers to severance expense, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
(5)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For the nine months ended September 30, 2025, stock-based compensation benefit of $(3.3) million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item. For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, there was no such stock-based compensation benefit amount.
There was immaterial intersegment revenue during the three and nine months ended September 30, 2026 and 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)
A reconciliation of net loss to Adjusted EBITDA, which is a non-GAAP financial performance measure, is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(24,000)	$(45,057)	$(52,008)	$(167,747)
Add:
Amortization	6,466	7,209	19,407	21,439
Depreciation	5,737	5,975	15,950	17,625
Interest expense	4,027	6,844	14,585	20,437
Interest income	(598)	(2,797)	(3,630)	(9,052)
Income tax benefit	(75)	(92)	(397)	(4,218)
EBITDA	(8,443)	(27,918)	(6,093)	(121,516)
Acquisition integration costs (1)	312	847	761	2,445
Stock-based compensation (2)	10,115	9,056	27,063	26,248
Merger and acquisition related expenses (3)	—	—	—	1,270
Loss on extinguishment of debt	—	—	3,413	—
Acquisition related tax adjustment (4)	—	—	—	4,082
Executive leadership transition costs (5)	—	17	—	2,024
Goodwill impairment (6)	—	—	—	42,884
Property and equipment impairment (7)	—	7	—	1,059
Restructuring costs (8)	2,903	6,932	5,980	6,932
Other (9)	933	292	3,697	2,846
Adjusted EBITDA	$5,820	$(10,767)	$34,821	$(31,726)

____________________
(1)Refers to incremental costs incurred to execute and integrate completed acquisitions, including retention payments related to integration that were negotiated specifically at the time of the Company’s acquisition of Alphazyme, which was completed in January 2023. These retention payments were from the Company’s agreement executed in connection with its acquisition of Alphazyme and provided incremental financial incentives, over and above recurring compensation, to ensure the employees of Alphazyme remained present and participated in integration of the acquired business during the integration and knowledge transfer period. The Company agreed to pay certain employees of Alphazyme retention payments totaling $9.3 million as of various dates but primarily through December 31, 2025, as long as these individuals continued to be employed by the Company. The Company recognized compensation expense related to these payments in the post-acquisition period ratably over the service period, with certain costs capitalized into inventory. Retention payment expenses were $0.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. Retention expenses for Alphazyme concluded in the fourth quarter of 2025, and following the payments in the fourth quarter of 2025, there were no further retention expenses payable for Alphazyme. There are no further cash-based retention payments planned as of September 30, 2026. The remaining expenses incurred in 2026 reflect the impact to cost of revenue for the retention bonuses previously capitalized into inventory as the inventory is sold.
(2)Refers to non-cash expense associated with stock-based compensation.
(3)Refers to diligence, legal, accounting, tax and consulting fees incurred in connection with acquisitions that were pursued but not consummated.
(4)Refers to non-cash expense associated with adjustments to the indemnification asset recorded in connection with the acquisition of MyChem.
(5)Refers to costs associated with the Executive Leadership Transition that occurred in June 2025, including severance and legal costs. For the nine months ended September 30, 2025, stock-based compensation benefit of $(3.3) million primarily related to forfeited stock awards in connection with the Executive Leadership Transition is included on the stock-based compensation line item. For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, there was no such stock-based compensation benefit amount.
(6)Refers to goodwill impairment recorded for our TriLink segment.
(7)Refers to non-cash charges to write-down surplus laboratory equipment to estimated fair value, less costs to sell.

(8)Refers to restructuring costs associated with the 2025 Corporate Realignment Plan. For the nine months ended September 30, 2026, stock-based compensation benefit of ($0.2 million) related to forfeited stock awards is included in the stock-based compensation line item. For the three months ended September 30, 2026 there was no such stock-based compensation benefit amount. For the three and nine months ended September 30, 2025, stock-based compensation expense of $0.5 million related to forfeited stock awards in connection with the 2025 Corporate Realignment Plan is included in the stock-based compensation line item. For the three and nine months ended September 30, 2026, there was a nominal amount of depreciation expense primarily related to the 2025 Corporate Realignment Plan is included in the depreciation line item. For the three and nine months ended September 30, 2025, there was no restructuring related depreciation expense.
(9)Refers to severance expenses, inventory step-up charges in connection with the acquisition of Alphazyme, non-recurring legal costs, change in the estimated fair value of contingent consideration related to completed acquisitions, and other non-recurring costs that are deemed to be outside of the ordinary course of business.
Relationship with GTCR, LLC
As of September 30, 2026, investment entities affiliated with GTCR collectively controlled approximately 50.3% of the voting power of our common stock, which enables GTCR to control the vote of all matters submitted to a vote of our shareholders and to control the election of members of our Board of Directors and all other corporate decisions.
We are also a party to the TRA, with MLSH 1, which is primarily owned by GTCR, and MLSH 2 (see Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). The TRA provides for the payment by us to MLSH 1 and MLSH 2, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, as a result of (i) certain increases in the tax basis of assets of Topco LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of the entities acquired from MLSH 1 and MLSH 2 in connection with the Organizational Transactions, Topco LLC and subsidiaries of Topco LLC that existed prior to the IPO, and (iii) certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments that we make under the TRA (collectively, the “Tax Attributes”). Payment obligations under the TRA are not conditioned upon any Topco LLC unit holders maintaining a continued ownership interest in us or Topco LLC, and the rights of MLSH 1 and MLSH 2 under the TRA are assignable. There is no stated term for the TRA, and the TRA will continue until all tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount.
As of September 30, 2026 and December 31, 2025, there was no current or long-term liability outstanding under the TRA after concluding it was not probable that we would be able to realize the related tax benefits, and no TRA payments or cash tax distributions were made to MLSH 1 during the three and nine months ended September 30, 2026 and 2025. For additional information regarding the TRA and related party transactions, see Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Overview
We have financed our operations primarily from cash flow from operations, borrowings under long-term debt agreements and, to a lesser extent, the sale of our Class A common stock.
As of September 30, 2026, we had cash and cash equivalents of $73.0 million and an accumulated deficit of $19.9 million.
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

As a result of our ownership of LLC Units, we are subject to U.S. federal, state and local income taxes on our allocable share of Topco LLC's taxable income. We are also party to the TRA with MLSH 1 and MLSH 2, and may be required to make tax distributions to MLSH 1 under the Topco LLC Operating Agreement. We expect to fund any such payments using cash on hand and cash generated from operations. As of September 30, 2026 and December 31, 2025, no TRA payments or tax distributions to MLSH 1 were made or accrued during the three and nine months ended September 30, 2026 and 2025, and there is no current or long-term TRA liability outstanding. For additional information regarding the TRA and tax distribution obligations, see Note 9 and Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In addition to payments to be made under the TRA, we are also required to make tax distributions to MLSH 1 pursuant to the LLC Operating Agreement for the portion of income passing through to them from Topco LLC. We did not make any cash distributions during the three and nine months ended September 30, 2026 and 2025.
Credit Agreement
On June 2, 2026, Maravai Intermediate Holdings, LLC, a wholly-owned subsidiary of Maravai Topco Holdings, LLC, as borrower, entered into a new credit agreement (the "2026 Credit Agreement") with certain lenders and issuing banks party thereto and BSP Agency, LLC, as administrative agent and collateral agent. The 2026 Credit Agreement provides for a $150.0 million initial term loan facility (the "2026 Term Loan") and a $30.0 million revolving credit facility (the "2026 Revolving Credit Facility"), each maturing on June 2, 2032. In connection with entering into the 2026 Credit Agreement, the Company repaid all amounts outstanding under its prior credit agreement dated as of October 19, 2020 (the “Prior Credit Agreement”), and terminated the Prior Credit Agreement, including the related term loan facility, revolving credit facility, and guarantees and security interests. The refinancing was undertaken primarily to provide the Company with continued access to borrowing capacity through 2032 as the term loan facility and the revolving credit facility provided under the Prior Credit Agreement were each scheduled to mature in October 2027.
There were no outstanding borrowings under the 2026 Revolving Credit Facility as of September 30, 2026.
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
The 2026 Credit Agreement contains covenants that, among other things, limit the Company's ability to incur or prepay certain indebtedness, pay dividends or make other restricted payments, dispose of assets, engage in mergers and consolidations, make acquisitions and other investments, enter into certain affiliate transactions, create liens and make changes to the nature of the business. Commencing December 31, 2026, the 2026 Credit Agreement includes a financial performance covenant that requires the Company to maintain a senior secured first lien net leverage ratio not to exceed 6.50:1.00 if revolving exposure, excluding undrawn letters of credit, is equal to or greater than 40.0% of the aggregate revolving commitments. The Company was in compliance with the covenants under the 2026 Credit Agreement as of September 30, 2026.
Tax Receivable Agreement
As of September 30, 2026, we did not have a current liability outstanding under the TRA.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$17,672	$(34,805)
Investing activities	(5,330)	(29,291)
Financing activities	(155,777)	(14,683)
Effects of exchange rate changes on cash	57	(46)
Net decrease in cash, cash equivalents, and restricted cash	$(143,378)	$(78,825)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $17.7 million, which was primarily attributable to a net loss of $52.0 million, offset by non-cash depreciation and amortization of $35.4 million, non-cash amortization of operating lease right-of-use assets of $4.9 million, non-cash stock-based compensation of $27.1 million, non-cash impairment of $2.5 million, and loss on extinguishment of debt of $3.4 million. These were partially offset by a net cash outflow from the change in our operating assets and liabilities of $3.8 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $5.3 million, which consisted of cash outflows for property and equipment purchases.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $155.8 million, which was primarily attributable to $294.2 million of principal repayments of long-term debt, which included the voluntary principal prepayment on the Prior Term Loan and the repayment of the Prior Term Loan in connection with the termination of the Prior Credit Agreement and the related term loan facility and revolving credit facility, $3.6 million of payments related to debt issuance costs for the 2026 Term Loan and the 2026 Revolving Credit Facility, $0.7 million of payments for finance lease liabilities, and $7.3 million of tax payments related to shares withheld under employee equity plans, net of proceeds from the issuance of shares of our Class A common stock. These payments were partially offset by cash proceeds of $150.0 million related to the issuance of the 2026 Term Loan.
Capital Expenditures
We define capital expenditures as: (i) purchases of property and equipment which are included in cash flows from investing activities, offset by government funding received; (ii) the change in property and equipment included in accounts payable and accrued expenses; and (iii) construction costs determined to be lessor improvements recorded as prepaid lease payments and right-of-use assets, offset by government funding received. Capital expenditures for the nine months ended September 30, 2026 totaled $1.9 million. Capital expenditures for the year ending December 31, 2026 are projected to be in the range of $2.0 million to $4.0 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Operating leases (1)	$74,805	$5,568	$18,596	$13,651	$36,990
Finance leases (2)	25,133	3,609	7,545	8,005	5,974
Debt obligations (3)	150,000	1,500	3,000	3,000	142,500
Other (4)	4,404	389	778	778	2,459
Total	$254,342	$11,066	$29,919	$25,434	$187,923
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2026, our primary exposure to interest rate risk was associated with our variable rate long-term debt. Borrowings under our 2026 Credit Agreement bear interest at either (i) Term SOFR plus 5.00% per annum or (ii) an alternate base rate plus 4.00% per annum, with a 0.25% stepdown available for any period if the consolidated first lien net leverage ratio of the Borrower is equal to or less than 3.00 to 1.00. From the effective date of the 2026 Credit Agreement until delivery of the first compliance certificate and related financial statements, the applicable margin is 5.00% per annum for Term SOFR borrowings and 4.00% per annum for alternate base rate borrowings. Thereafter, the applicable margin is based on the Company's senior secured first lien net leverage ratio and ranges from 4.75% to 5.00% per annum for Term SOFR borrowings and from 3.75% to 4.00% per annum for alternate base rate borrowings (see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest rates can fluctuate for a number of reasons, including changes in fiscal and monetary policies, geopolitical events or changes in general economic conditions. An increase in interest rates could adversely affect our cash flows.
We had $150.0 million of outstanding borrowings under the Term Loan, and no outstanding borrowings under the 2026 Revolving Credit Facility as of September 30, 2026. For the three and nine months ended September 30, 2026, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $0.4 million and $1.6 million, respectively.
We had cash and cash equivalents of $73.0 million as of September 30, 2026. Given the short-term nature of our investments, we do not believe there is any material risk to the value of our investments with increases or decreases in interest rates.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Although international sales accounted for 36.9% and 41.8% of our revenue for the three and nine months ended September 30, 2026, respectively, primarily in Europe and Asia Pacific, substantially all of these sales are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which they are incurred, which is primarily in the United States. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
The information required by this item is incorporated herein by reference to Note 6 (Commitments and Contingencies) to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On August 20, 2026, Kurt Oreshack, our Executive Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the sale of up to 100,000 shares of the Company’s Class A common stock at an established limit price and expires on the earlier of the date all of the shares under the plan are sold and May 14, 2027.
During the three months ended September 30, 2026, none of the Company’s directors or other officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1	Fourth Amendment to Lease Agreement, dated September 18, 2026, between TriLink Biotechnologies, LLC and Wateridge Property Owner, LP.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 5, 2026